Form 10-Q
period 2022-09-30
Comera Life Sciences Holdings, Inc.
filed 2022-11-14
CIK 1907685

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 19,849,116 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4
	Consolidated Statements of Convertible Preferred Stock, Stockholders’ Deficit and Members’ Capital for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
Signatures		81

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,669,354	$6,510,140
Accounts receivable	293,821	—
Due from related parties	—	286
Prepaid expenses and other current assets	1,325,753	270,648
Total current assets	4,288,928	6,781,074
Restricted cash	50,000	50,000
Property and equipment, net	192,590	234,167
Right of use asset	362,401	320,373
Security deposit	43,200	32,200
Total assets	$4,937,119	$7,417,814
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,436,692	$416,941
Accrued expenses and other current liabilities	887,012	506,611
Insurance premium financing	911,124	—
Lease liability - current	195,253	121,552
Total current liabilities	3,430,081	1,045,104
Derivative warrant liabilities	331,612	—
Lease liability - noncurrent	171,596	201,504
Total liabilities	3,933,289	1,246,608
Commitments and contingencies (Note 17)
Series A convertible preferred stock	4,431,838	—
Convertible preferred stock	—	20,857,453
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,653,466 and 308,443 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,665	31
Additional paid-in capital	28,511,656	2,213,547
Accumulated deficit	(31,941,329)	(16,899,825)
Total stockholders’ deficit	(3,428,008)	(14,686,247)
Total liabilities, convertible preferred stock and stockholders’ deficit	$4,937,119	$7,417,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$234,922	$87,767	$476,982	$246,498
Cost of revenue	60,963	48,364	160,030	122,073
Operating expenses:
Research and development	394,800	263,620	1,250,570	1,262,329
General and administrative	2,314,554	689,483	8,027,316	2,373,621
Total operating expenses	2,709,354	953,103	9,277,886	3,635,950
Loss from operations	(2,535,395)	(913,700)	(8,960,934)	(3,511,525)
Other income (expense), net:
Change in fair value of derivative warrant liabilities	500,327	—	1,954,767	—
Reverse recapitalization issuance costs in excess of gross proceeds	—	—	(6,566,821)	—
Common stock purchase agreement issuance costs	(1,029,077)	—	(1,029,077)	—
Gain on debt extinguishment	—	—	—	160,588
Change in fair value of convertible notes	—	—	—	(76,738)
Interest expense	(12,696)	—	(12,773)	—
Other expense, net	—	—	(426,666)	—
Total other (expense) income, net	(541,446)	—	(6,080,570)	83,850
Net loss and comprehensive loss	(3,076,841)	(913,700)	(15,041,504)	(3,427,675)
Less: accretion of convertible preferred stock to redemption value	(86,816)	—	(287,984)	—
Net loss attributable to common stockholders or unit holders	$(3,163,657)	$(913,700)	$(15,329,488)	$(3,427,675)
Net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	$(0.20)	$(6.34)	$(1.85)	$(0.87)
Weighted-average number of common shares or units used in computing net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	16,024,011	144,163	8,294,938	3,955,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ DEFICIT AND MEMBERS’ CAPITAL

(unaudited)

	Series A Convertible		Convertible
	Preferred Stock		Preferred Stock								Additional		Total
					Common Stock		Capital Units		Incentive Units		Paid-in	Accumulated	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Capital	Deficit	and Members’ Capital
Balance as of December 31, 2021, as originally stated	—	$—	13,802,758	$20,857,453	400,000	$400	—	$—	—	$—	$2,213,178	$(16,899,825)	$(14,686,247)
Retroactive application of reverse recapitalization	—	—	—	—	(91,557)	(369)	—	—	—	—	369	—	—
Balance as of December 31, 2021, as adjusted	—	—	13,802,758	20,857,453	308,443	31	—	—	—	—	2,213,547	(16,899,825)	(14,686,247)
Issuance of common stock upon exercise of stock options	—	—	—	—	735,859	74	—	—	—	—	429,356	—	429,430
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	42,556	—	42,556
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,879,395)	(2,879,395)
Balance as of March 31, 2022	—	—	13,802,758	20,857,453	1,044,302	105	—	—	—	—	2,685,459	(19,779,220)	(17,093,656)
Issuance of common stock upon exercise of stock options, net of shares withheld to settle tax withholding requirements	—	—	—	—	679,265	68	—	—	—	—	230,003	—	230,071
Conversion of convertible preferred stock	—	—	(13,802,758)	(20,857,453)	10,643,403	1,064	—	—	—	—	20,856,389	—	20,857,453
Issuance of common stock in connection with the Transaction and Maxim Private Placement, net of redemptions, net tangible assets, and issuance costs of $7.5 million	—	—	—	—	3,570,215	357	—	—	—	—	3,443,393	—	3,443,750
Issuance of convertible preferred stock, net of issuance costs of $161,535	4,305	4,143,854	—	—	—	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	201,168	—	—	—	—	—	—	—	—	(201,168)	—	(201,168)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	56,739	—	56,739
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,085,268)	(9,085,268)
Balance as of June 30, 2022	4,305	4,345,022	—	—	15,937,185	1,594	—	—	—	—	27,070,815	(28,864,488)	(1,792,079)
Issuance of common stock upon exercise of Public Warrants	—	—	—	—	100	—	—	—	—	—	1,150		1,150
Issuance of common stock in connection with common stock purchase agreement	—	—	—	—	420,000	42	—	—	—	—	748,846	—	748,888
Issuance of Commitment Shares	—	—	—	—	296,181	29	—	—	—	—	649,971	—	650,000
Accretion of convertible preferred stock to redemption value	—	86,816	—	—	—	—	—	—	—	—	(86,816)	—	(86,816)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	127,690	—	127,690
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,076,841)	(3,076,841)
Balance as of September 30, 2022	4,305	$4,431,838	—	$—	16,653,466	$1,665	—	$—	—	$—	$28,511,656	$(31,941,329)	$(3,428,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ DEFICIT AND MEMBERS’ CAPITAL (Continued)

(unaudited)

	Series A Convertible		Convertible
	Preferred Stock		Preferred Stock								Additional		Total
					Common Stock		Capital Units		Incentive Units		Paid-in	Accumulated	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Capital	Deficit	and Members’ Capital
Balance as of December 31, 2020	—	$—	—	$—	—	$—	9,429,006	$10,681,040	1,987,474	$—	$918,922	$(11,448,047)	$151,915
Vesting of incentive units	—	—	—	—	—	—	—	—	25,416	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	13,878	—	13,878
Net loss	—	—	—	—	—	—	—	—	—	—	—	(533,405)	(533,405)
Balance as of March 31, 2021	—	—	—	—	—	—	9,429,006	10,681,040	2,012,890	—	932,800	(11,981,452)	(367,612)
Vesting of incentive units	—	—	—	—	—	—	—	—	7,523	—	—	—	—
Conversion of capital units into convertible preferred stock	—	—	9,429,006	10,681,040	—	—	(9,429,006)	(10,681,040)	—	—	—	—	(10,681,040)
Cancellation of incentive units upon corporate reorganization	—	—	—	—	—	—	—	—	(2,020,413)	—	—	—	—
Issuance of convertible preferred stock, net of issuance costs of $60,327	—	—	3,487,676	8,066,740	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,024,444	—	1,024,444
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,980,570)	(1,980,570)
Balance as of June 30, 2021	—	—	12,916,682	18,747,780	—	—	—	—	—	—	1,957,244	(13,962,022)	(12,004,778)
Issuance of convertible preferred stock, net of issuance costs of $60,327	—	—	886,076	2,109,673	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	308,443	31	—	—	—	—	179,969	—	180,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	34,288	—	34,288
Net loss	—	—	—	—	—	—	—	—	—	—	—	(913,700)	(913,700)
Balance as of September 30, 2021	—	$—	13,802,758	$20,857,453	308,443	$31	—	$—	—	$—	$2,171,501	$(14,875,722)	$(13,660,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,041,504)	$(3,427,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	226,985	1,072,610
Depreciation expense	70,184	61,928
Noncash lease expense	1,765	2,951
Gain on debt extinguishment	—	(160,588)
Change in fair value of convertible notes	—	76,738
Reverse recapitalization issuance costs in excess of gross proceeds	6,566,821	—
Noncash common stock purchase agreement issuance costs	650,000	—
Change in fair value of derivative warrant liabilities	(1,954,767)	—
Changes in operating assets and liabilities:
Accounts receivable	(293,821)	109,868
Prepaid expenses and other current assets	460,895	(16,069)
Due from related parties	286	1,810
Accounts payable	1,019,751	130,063
Accrued expenses and other current liabilities	380,401	22,905
Security deposits	(11,000)	—
Deferred revenue	—	(28,949)
Net cash used in operating activities	(7,924,004)	(2,154,408)
Cash flows from investing activities:
Purchases of property and equipment	(28,607)	(11,464)
Net cash flows used in investing activities	(28,607)	(11,464)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of offering costs	—	9,349,675
Net proceeds from Transaction and Maxim Private Placement	3,307,162	—
Repayment of insurance premium financing	(604,876)	—
Proceeds from issuance of convertible notes	—	750,000
Proceeds from common stock purchase agreement	748,888	—
Proceeds from exercise of public warrants	1,150	—
Proceeds from exercise of stock options	659,501	180,000
Net cash provided by financing activities	4,111,825	10,279,675
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,840,786)	8,113,803
Cash, cash equivalents and restricted cash at beginning of period	6,560,140	180,427
Cash, cash equivalents, and restricted cash at end of period	$2,719,354	$8,294,230
Supplemental information:
Cash and cash equivalents	$2,669,354	8,269,230
Restricted cash	50,000	25,000
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$2,719,354	$8,294,230
Supplemental disclosure of noncash investing and financing activities:
Acquisition of right-of-use asset	$162,634	$404,625
Financing of insurance premiums	$1,516,000	$—
Conversion of capital units into convertible preferred stock	$—	$10,681,040
Conversion of convertible preferred stock into common stock	$20,857,453	$—
Settlement of convertible notes for convertible preferred stock	$—	$826,738
Issuance of common stock to settle stock issuance costs	$3,443,750	$—
Issuance of Series A preferred stock to settle stock issuance costs	$910,000	$—
Accretion on convertible preferred stock	$287,984	$—
Issuance of Series A preferred stock to settle underwriting fees payable assumed in Transaction	$3,395,389	$—
Derivative warrant liabilities assumed in Transaction	$2,286,379	$—

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

Transaction

On May 19, 2022 (the “Closing Date”), the Company consummated the acquisition of all of the issued and outstanding shares of OTR Acquisition Corp. (“OTR”) and Legacy Comera (the “Transaction”), in accordance with the Business Combination Agreement dated January 31, 2022 (as amended on May 19, 2022, the “Business Combination Agreement”) by and among the Company, Legacy Comera, OTR, CLS Sub Merger 1 Corp., a Delaware corporation, (“Comera Merger Sub”), and CLS Sub Merger 2 Corp., a Delaware corporation (“OTR Merger Sub”). Pursuant to the terms of the Business Combination Agreement, a transaction between OTR and Legacy Comera was effected through the merger of Comera Merger Sub with and into Legacy Comera, with Legacy Comera surviving the merger as a wholly-owned subsidiary of CLS Holdings, and through a merger of OTR Merger Sub with and into OTR, with OTR surviving the merger as a wholly-owned subsidiary of CLS Holdings. OTR was formed in the state of Delaware for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

As further described in Note 3, the Transaction was accounted for as a reverse recapitalization because Legacy Comera has been determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction treated for as Legacy Comera issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded.

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

The condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with Legacy Comera’s financial statements and related notes for the years ended December 31, 2021 and 2020 included in the Current Report on Form 8-K filed with the SEC on September 6, 2022.

The financial information as of September 30, 2022 and 2021, and the three and nine months ended September 30, 2022 and 2021, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2021 was derived from Legacy Comera’s audited financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Through September 30, 2022, the Company has funded its operations primarily with proceeds from the issuance of equity instruments, convertible notes, and preferred stock. The Company has incurred recurring losses since its inception, including a net loss of $15.0 million for the nine months ended September 30, 2022. In addition, as of September 30, 2022, the Company had an accumulated deficit of $31.9 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company does not believe the cash and cash equivalents on hand as of September 30, 2022 of $2.7 million will be sufficient to fund its operations and capital expenditure requirements for the next twelve months from the date the condensed consolidated financial statements are issued. The Company will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue operations or the Company may be required to delay, scale back or eliminate some or all of its ongoing research and development efforts and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of the derivative warrant liabilities, Legacy Comera’s common stock, and stock-based compensation. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Summary of Significant Accounting Policies

The significant accounting policies of the Company are set forth in Note 2 to the consolidated financial statements included in the Current Report on Form 8-K filed with the SEC on September 6, 2022, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein and as supplemented below.

Reverse Recapitalization

The Transaction was accounted for as a reverse recapitalization, with OTR being treated as the “acquired” company and Legacy Comera being treated as the “acquirer” for accounting purposes based upon the pre-merger shareholders of Legacy Comera holding the majority of the voting interests of CLS Holdings, Legacy Comera’s existing management team serving as the initial management team of CLS Holdings, Legacy Comera’s appointment of the majority of the initial board of directors of CLS Holdings, and Legacy Comera’s operations comprising the ongoing operations of the Company. The Transaction was accounted for as the equivalent of Legacy Comera issuing stock for the net assets of OTR, accompanied by a reverse recapitalization. Accordingly, all historical financial information presented in these condensed consolidated financial statements represents the accounts of CLS Holdings and Legacy Comera “as if” CLS Holdings and Legacy Comera, both entities under common control, are the predecessor. The net loss per share or unit, prior to the Transaction, has been adjusted to share amounts reflecting the exchange ratio (the “Exchange Ratio”) established in the Transaction.

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

The Company’s freestanding warrant instruments consist of private placement warrants to purchase shares of common stock (“Private Placement Warrants”) and public warrants to purchase shares of common stock (“Public Warrants”) that were converted in connection with the Transaction. Following the Transaction, the Public Warrants are considered equity classified instruments since the shares underlying the Public Warrants are not redeemable and the Company has one single class of voting common stock, which does not preclude them from being considered indexed to the Company’s equity and allows the Public Warrants to meet the criteria for equity classification per ASC 815, Derivatives and Hedging (“ASC 815”). Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

The Private Placement Warrants are considered liability classified instruments because their settlement amount differs depending on the identity of the holder which precludes them from being considered indexed to the Company’s equity. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value using quoted prices of instruments with similar terms. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

Upon closing (i) Comera Merger Sub merged with and into Legacy Comera, with Legacy Comera surviving such merger as a direct wholly-owned subsidiary of CLS Holdings (the “Comera Merger”) and (ii) OTR Merger Sub merged with and into OTR, with OTR surviving such merger as a direct wholly-owned subsidiary of CLS Holdings (the “OTR Merger”). At the closing of the Transaction (the “Closing”), by virtue of the Comera Merger, all shares of Legacy Comera common stock, par value $0.001 per share (“Legacy Comera Common Stock”), issued and outstanding immediately prior to the Closing (including shares of Legacy Comera Common Stock issued upon conversion of Legacy Comera preferred stock immediately prior to the Closing) were canceled and converted into the right to receive shares of CLS Holdings common stock, par value $0.0001 per share (“CLS Holdings Common

Stock”) and all outstanding Legacy Comera unvested stock options and Legacy Comera vested incentive stock options were converted into options to purchase shares of CLS Holdings Common Stock, all Legacy Comera vested in-the-money non-qualified stock options outstanding were net exercised for shares of Legacy Comera Common Stock and, upon the Closing as described above, those shares of Legacy Comera Common Stock were converted into the right to receive shares of CLS Holdings Common Stock.

In addition, at the Closing, CLS Holdings placed 3,150,000 shares of CLS Holdings Common Stock (the “Earn-Out Shares”) into escrow. If, at any time during the period beginning on the Closing Date and expiring at the close of business on the second anniversary of the Closing Date (the “Earn-Out Period”), the volume-weighted average price of CLS Holdings Common Stock is equal to or greater than $12.50 for any 20 trading days within a period of 30 consecutive trading days (the “Earn-Out Trigger”), then within 10 business days following the achievement of the Earn-Out Trigger, the Earn-Out Shares will be released to the former holders of Legacy Comera Common Stock on a pro rata basis. If a change of control occurs during the Earn-Out Period that results in the holders of shares of CLS Holdings Common Stock receiving consideration equal to or in excess of $12.50 per share, then the Earn-Out Trigger shall be deemed to be satisfied if (i) the aggregate proceeds paid to, or in the event of an asset sale, available for distribution to, stockholders of CLS Holdings in such change of control transaction divided by (ii) (a) the number of outstanding shares of CLS Holdings Common Stock immediately prior to the consummation of such change of control transaction plus (b) Earn-Out Shares, is equal to or exceeds $12.50.

Upon the Closing, by virtue of the OTR Merger, all shares of common stock of OTR issued and outstanding immediately prior to the Closing were converted on a one-to-one basis into the right to receive shares of CLS Holdings Common Stock and all warrants of OTR outstanding were converted into warrants to purchase shares of CLS Holdings Common Stock. Holders of OTR Common Stock included in the units sold in the initial public offering of OTR were entitled to exercise redemption rights in connection with the Transaction. Holders of 9,769,363 shares of OTR Common Stock exercised their right to have their shares redeemed which resulted in the issuance of 3,472,654 shares of CLS Holdings Common Stock in the Transaction to the former stockholders of OTR.

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

(2)	Excludes 3,150,000 Earn-Out Shares.

The following table presents the net tangible assets acquired from OTR and reconciles the elements of the Transaction to the consolidated statements of cash flows:

Transaction
Cash	$5,643,508
Deferred underwriting fee payable	(3,395,389)
Derivative warrant liabilities	(2,286,379)
Net tangible assets acquired from OTR	(38,260)
Cash proceeds received from Maxim Private Placement	1,000,000
Gross proceeds from Transaction and Maxim Private Placement	961,740
Less: total issuance costs	(7,528,561)
Reverse recapitalization issuance costs in excess of gross proceeds	(6,566,821)
Add: derivative warrant liabilities assumed	2,286,379
Add: issuance of common stock to settle success fee	3,443,750
Add: issuance of Series A preferred stock to settle stock issuance costs and underwriting fees payable	4,305,389
Less: Series A preferred stock issuance costs	(161,535)
Net cash proceeds from Transaction and Maxim Private Placement	$3,307,162

The following table presents the net cash proceeds from the Transaction and Maxim Private Placement and reconciles the elements of the Transaction to the consolidated statements convertible preferred stock, stockholders’ deficit and members’ capital:

Transaction
Net cash proceeds from Transaction and Maxim Private Placement	$3,307,162
Add: Series A preferred stock issuance costs	161,535
Add: reverse recapitalization issuance costs in excess of gross proceeds	6,566,821
Less: derivative warrant liabilities assumed	(2,286,379)
Less: issuance of Series A preferred stock to settle stock issuance costs and underwriting fees payable	(4,305,389)
Issuance of common stock in connection with the Transaction and Maxim Private Placement, net of redemptions, net tangible assets, and issuance costs	$3,443,750

The Transaction was accounted for as a reverse recapitalization because Legacy Comera was determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction was treated as Legacy Comera issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded. All outstanding common stock instruments, prior to the Transaction, have been retroactively adjusted to share amounts reflecting the Company’s current capital structure, including adjustments based on the Exchange Ratio. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Transaction for all periods presented within the consolidated balance sheets and statements of convertible preferred stock, stockholders’ deficit and members’ capital.

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

Transaction Costs

In connection with the Transaction, the Company incurred direct and incremental costs of approximately $7.5 million related to the equity issuance, including $4.4 million of noncash expenses related to common stock and Series A Preferred Stock issued to Maxim, consisting primarily of investment banking and other professional fees. The costs related to the equity issuance were recorded to additional paid-in capital as a reduction of gross proceeds from the Transaction and Maxim Private Placement. The costs related to the equity issuance which exceeded gross proceeds received from the Transaction and Maxim Private Placement were recognized as a loss within other expense, net.

The Company incurred approximately $1.5 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Transaction, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

4. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s fair value hierarchy for its liabilities, which are measured at fair value on a recurring basis as of September 30, 2022:

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$331,612	$—	$331,612

There were no assets for which fair value was required to be disclosed as of September 30, 2022. There were no assets or liabilities for which fair value was required to be disclosed as of December 31, 2021. During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,274,263	$—
Contract assets	—	85,018
Insurance recovery receivable	—	136,250
Other	51,490	49,380
Prepaid expenses and other current assets	$1,325,753	$270,648

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Lab equipment	$587,650	$587,650
Leasehold improvements	36,149	17,973
Computer equipment	32,178	21,747
Other equipment	9,411	9,411
	665,388	636,781
Less accumulated depreciation	(472,798)	(402,614)
Property and equipment, net	$192,590	$234,167

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $70 thousand and $62 thousand, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued bonus	$447,488	$349,000
Professional fees	255,822	123,756
Accrued vacation	27,851	25,945
Other	155,851	7,910
Accrued expenses and other current liabilities	$887,012	$506,611

8. Insurance Premium Financing

In May 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $1.5 million and incurs interest at a rate of 4.00%. The Company is required to make monthly payments of $154 thousand through March 2023. The outstanding balance as of September 30, 2022 was $0.9 million.

9. Legacy Comera Convertible Preferred Stock

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

10. Convertible Preferred Stock

As of September 30, 2022, the Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 1,000,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. In connection with the Transaction, a certificate of designation was filed to designate and authorize the issuance of up to 4,305 shares of Series A Preferred Stock.

Convertible preferred stock consisted of the following as of September 30, 2022:

	Par Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	$0.0001	4,305	4,305	$4,431,838	$4,431,838	342,754

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

As of September 30, 2022, the holders of the Series A Preferred Stock have the following rights and preferences:

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

Dividends—

The holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to the declaration or payment of any dividend on any other currently-outstanding capital stock, dividends when, as and if declared by the Board of Directors, payable quarterly on January 1, April 1, July 1 and October 1 of each calendar year (each date a “Series A Quarterly Dividend Payment Date”), commencing on and including July 1, 2022, which dividends shall be paid in cash at a rate of 8.0% per annum on the Series A Original Purchase Price for the first six Series A Quarterly Dividend Payment Dates, which shall increase by 2% per annum from and after each successive Series A Quarterly Dividend Payment Date, up to a maximum of 18%. Such dividends shall cumulate quarterly at the Series A Dividend Rate if not declared and paid on a Series A Quarterly Dividend Payment Date. As of September 30, 2022, no cash dividends have been declared or paid and the Company has $288 thousand of cumulative dividends in arrears.

Liquidation Rights—

In the event of any voluntary or involuntary liquidation event, dissolution, winding up of the Company or upon the occurrence of certain events considered to be deemed liquidation events, each holder of the then outstanding Series A Preferred Stock will be entitled to receive a preferential payment equal to the Series A Original Purchase Price plus the aggregate amount of dividends then accrued, prior and in preference to any distributions to the holders of the common stock. After payments have been made in full to the holders of the Series A Preferred Stock, then, to the extent available, the remaining amounts will be distributed among the holders of the common stock, pro rata based on the number of shares of common stock held by each holder.

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

Redemption—

The preferred stock is redeemable upon the occurrence of certain deemed liquidation events, as discussed above. In addition, the Company, may at any time, redeem the whole or any part of the outstanding Series A Preferred Stock at a redemption price of $1,000 per share, subject to adjustment, plus all accumulated and unpaid dividends (the “Series A Redemption Price”). Further, if the Company closes on the issuance or sale of common stock or equivalents, including, without limitation, pursuant to an equity line of credit facility, a registered offering, a private investment in public equity or otherwise, resulting in net proceeds to the Company of at least $5,000,000, each holder of Series A Preferred Stock shall have the right to cause the Company to apply up to 30% of the aggregate proceeds from such issuance or sale in excess of $5,000,000, to the redemption of any or all of such holder’s Series A Preferred Stock at the Series A Redemption Price.

As the preferred stock is considered to be contingently redeemable, the preferred stock has been classified outside of permanent equity. Since the contingent redemption is considered probable, the Series A Preferred Stock will be accreted to its redemption value at each reporting date. The Company recorded accretion of $87 and $288 thousand during the three and nine months ended September 30, 2022, respectively, which is considered a deemed dividend.

11. Common Stock

As of September 30, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock set forth above.

In connection with the Settlement Agreement, the Company sold 97,561 shares of common stock to Maxim for aggregate proceeds of $1.0 million in a private placement.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock on an as converted to common stock basis, on all matters submitted to the stockholders for a vote. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of the preferred stock. Through September 30, 2022, no cash dividends have been declared or paid.

As of September 30, 2022, the Company has reserved the following shares of common stock for future issuance:

Exercise of outstanding stock options	1,982,641
Available for issuance under equity compensation plans	77,197
Exercise of outstanding common stock warrants	11,041,332
Conversion of Series A Preferred Stock	1,028,262
Reserved for issuance pursuant to the Purchase Agreement	4,283,819
Total shares of authorized common stock reserved for future issuance	18,413,251

Common Stock Purchase Agreement

On August 31, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”), pursuant to which Arena has committed to purchase up to $15.0 million (the “Commitment Amount”) of the Company’s common stock, subject to an increase, at the Company's option, to $30.0 million of the Company's common stock (the “Additional Commitment Amount”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Arena, and Arena is obligated to purchase up to $15.0 million of the Company’s common stock, subject to increase at the Company's option by the Additional Commitment Amount. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the approximately 36-month period commencing on the date of the Purchase Agreement, provided that the registration statement (the “Registration Statement”) covering the resale by Arena of the shares of the Company’s common stock purchased under the Purchase Agreement remains effective, and the other conditions set forth in the Purchase Agreement are satisfied. The purchase price of the shares of the Company’s common stock will be equal to 96% of the simple average of the daily VWAP of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement.

The Company determined that its right to sell shares of the Company’s common stock to Arena represents a freestanding put option under ASC 815, but has a fair value of zero, and therefore no additional accounting was required. The Company issued 296,181 shares of common stock (the “Commitment Shares”) to Arena as a commitment fee in connection with entering into the Purchase Agreement. The $650 thousand fair value of the Commitment Shares along with $376 thousand of other issuance costs related to the Purchase Agreement were recognized as a loss within other expense, net.

As of September 30, 2022, the Company had sold 420,000 shares of common stock under the Purchase Agreement at a weighted-average price of $1.78 per share, resulting in net proceeds of $0.7 million for the nine months ended September 30, 2022.

12. Stock-Based Compensation

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

As of September 30, 2022, there are 1,168,441 Exchanged Options outstanding which are potentially exercisable for 1,168,441 shares of CLS Holdings Common Stock at a weighted-average exercise price of $0.59 per share.

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

The total number of common shares authorized to be issued under the 2022 Plan was 2,059,838. The share pool will automatically increase on January 1 of each year by four percent of the number of shares of Stock outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the board of directors. As of September 30, 2022, there were 1,982,641 options outstanding with a weighted-average exercise price of $1.70 and 77,197 shares available for future grants under the 2022 Plan.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

Nine Months Ended September 30, 2022
Expected option life (years)	6.1
Risk-free interest rate	3.18%
Expected volatility	62.65%
Expected dividend yield	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,689,935	$0.59		$767
Granted	814,200	3.30
Exercised	(1,385,310)	0.59
Cancelled or forfeited	(136,184)	0.59
Outstanding as of September 30, 2022	1,982,641	$1.70	9.1	$1,192
Exercisable as of September 30, 2022	406,894	$0.59	8.8	$415

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock as of September 30, 2022.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.97 and $0.41, respectively.

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$484	$448	$1,409	$19,530
Research and development	2,670	2,829	7,681	410,644
General and administrative	124,536	31,011	217,895	642,436
Total stock-based compensation	$127,690	$34,288	$226,985	$1,072,610

13. Common Stock Warrants

During the nine months ended September 30, 2022, there were 100 warrants exercised. There were no warrants issued or expired during the same period.

The warrants were assumed as part of the Transaction and the following represents a summary of the warrants outstanding and exercisable at September 30, 2022:

					Number of Shares Underlying Warrants

Description	Issue Date	Classification	Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	Nov 17, 2020	Liability	$11.50	May 19, 2027	5,817,757	5,817,757
Public Warrants	Nov 17, 2020	Equity	$11.50	May 19, 2027	5,223,575	5,223,575
					11,041,332	11,041,332

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

14. Concentrations of Risk

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

For the nine months ended September 30, 2022 and 2021, two customers accounted for 97% and 100% of revenue recognized, respectively.

As of September 30, 2022, two customers accounted for 100% of accounts receivable.

15. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2022 and 2021.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2022.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2022. The Company has never been examined by the Internal Revenue Service, or any other jurisdiction, for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

16. Net Loss per Share or Unit – Basic and Diluted

For the three and nine months ended September 30, 2022 and 2021, basic net loss per share or unit was computed by dividing the net loss attributable to common stockholders or unit holders by the weighted average number of common shares or units outstanding. Prior to April 30, 2021, undistributed losses were allocated equally to each class of member units, including vested incentive units, since they shared equally in the residual net assets of Legacy Comera upon liquidation, subject to their different distribution participation rights. Subsequent to April 30, 2021, undistributed losses were allocated entirely to common stockholders since neither the convertible preferred stock nor the contingently returnable Earn-Out Shares are required to share in the losses of the Company.

As the Transaction has been accounted for as a reverse recapitalization, the shares or units and net loss per share or unit, prior to the Transaction, have been retroactively adjusted to amounts reflecting the Exchange Ratio established in the Transaction.

For the three and nine months ended September 30, 2022 and 2021, diluted net loss per share or unit is the same as basic net loss per share or unit since the effect of considering unvested incentive units, options to purchase common stock, warrants to purchase common stock, Earn-Out Shares, and convertible preferred stock in the calculation would be anti-dilutive.

The following potentially dilutive common stock or member unit equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share or unit because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	1,982,641	2,674,384
Earn-Out Shares	3,150,000	—
Convertible preferred stock (as converted to common stock)	342,754	10,643,403
Warrants to purchase common stock	11,041,332	—

The following table sets forth the calculation of basic and diluted net loss per share or unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss available to common stockholders or unit holders— basic and diluted	$(3,163,657)	$(913,700)	$(15,329,488)	$(3,427,675)
Weighted-average number of common shares or units used in computing net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	16,024,011	144,163	8,294,938	3,955,649
Net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	$(0.20)	$(6.34)	$(1.85)	$(0.87)

17. Commitments and Contingencies

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

The maturities and balance sheet presentation under all non-cancelable operating leases as of September 30, 2022, are as follows:

Operating Leases
Maturity of lease liabilities
2022 (remaining 3 months)	$54,386
2023	217,545
2024	123,077
Total lease liabilities	395,008
Less imputed interest	(28,159)
Present value of operating lease liability as of September 30, 2022	$366,849
Reported as of September 30, 2022
Lease liabilities — current	$195,253
Lease liabilities — noncurrent	171,596
$366,849

As the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at each lease commencement date in determining the present value of the lease payments. The weighted-average discount rate used for leases as of September 30, 2022 is 8.0%. The weighted-average lease term as of September 30, 2022 is 1.8 years. During the nine months ended September 30, 2022 and 2021 operating cash flows used for operating leases was $142 thousand and $100 thousand, respectively. During the nine months ended September 30, 2022 and 2021, lease cost was $145 thousand and $103 thousand, respectively.

Amounts included in restricted cash as of September 30, 2022 and December 31, 2021 consist of cash held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility and for certain credit cards.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2022, and, to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company maintains officers and directors insurance coverage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Through September 30, 2022, the Company had not experienced any losses related to these indemnification agreements and no material claims were outstanding.

Other Matters

In February 2022, the Company determined it was affected by a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties. This incident led to a loss of $136 thousand of cash for the year ended December 31, 2021, and an additional $590 thousand in the nine months ended September 30, 2022 which was recorded as other expense, net in the Company’s statements of operations and comprehensive loss. The Company has insurance related to this event which fully offset the loss recorded during the year ended December 31, 2021, and partially offset the loss recorded during the nine months ended September 30, 2022, resulting in a net loss of $426 thousand. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Comera,” “Company,” “we,” “us,” and “our” refer to Comera Life Sciences Holdings, Inc., and its subsidiaries at and after consummation of the Transaction. All references to “CLS Holdings”, “Legacy Comera” and “OTR” refer to Comera Life Sciences Holdings, Inc., Comera Life Sciences, Inc. and OTR Acquisition Corp., respectively, prior to the Closing. You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the consolidated financial statements and the related notes included in the Current Report on Form 8-K filed with the SEC on September 6, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•
the price of our securities may be volatile due to a variety of factors, including volatility in the capital markets generally, changes in the competitive and highly regulated industries in which we plan to operate, variations in performance across related parts competitors, changes in laws and regulations affecting our business and changes in the capital structure;
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

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Business

Comera is a preclinical stage life sciences company dedicated to promoting a compassionate new era in medicine. We apply a deep knowledge of formulation science and proprietary technology to optimize biologic medicines. Our internal portfolio of proprietary techniques known as our SQore™ platform, is designed to potentially:

•	transform essential biologic medicines from IV to SQ forms;

•	optimize current versions of subcutaneous biologics; and

•	produce biosimilar versions of existing subcutaneous products.

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

The Transaction

On May 19, 2022 (the “Closing Date”), the Company consummated the acquisition of all of the issued and outstanding shares of OTR Acquisition Corp. (“OTR”) and Legacy Comera (the “Transaction”), in accordance with the Business Combination Agreement dated January 31, 2022 (as amended on May 19, 2022, the “Business Combination Agreement”) by and among the Company, Legacy Comera, OTR, CLS Sub Merger 1 Corp., a Delaware corporation, (“Comera Merger Sub”), and CLS Sub Merger 2 Corp., a Delaware corporation (“OTR Merger Sub”). Pursuant to the terms of the Business Combination Agreement, a transaction between OTR and Legacy Comera was effected through the merger of Comera Merger Sub with and into Legacy Comera, with Legacy Comera surviving the merger as a wholly-owned subsidiary of CLS Holdings, and through the merger of OTR Merger Sub with and into OTR, with OTR surviving the merger as a wholly-owned subsidiary of CLS Holdings.

The Transaction was accounted for as a reverse recapitalization because Legacy Comera was determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction was treated as Legacy Comera issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded. All outstanding common stock instruments, prior to the Transaction, have been retroactively adjusted to share amounts reflecting the Company’s current capital structure, including adjustments based on the Exchange Ratio. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Transaction for all periods presented within the consolidated balance sheets and statements of convertible preferred stock, stockholders’ deficit and members’ capital. See Notes 1, 2 and 3 to our condensed consolidated financial statements for additional information.

Financial Overview

Revenue

Through September 30, 2022, we have generated revenue from research agreements with various partners. These arrangements generally represent formulation development collaborations with rights to negotiate product-specific licenses for a broad spectrum of protein-based therapeutics. Initially, arrangements have provided compensation for research efforts. The arrangements also provide that if the research efforts are successful, additional development and commercialization arrangements may be separately negotiated and executed, which may include upfront payments, milestones, and royalties on commercial sales. We generally expect revenue to increase as we execute additional research agreements and as planned development and collaboration arrangements are executed.

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

While our significant accounting policies are described in more detail in Note 2 of the consolidated financial statements included in the Current Report on Form 8-K filed with the SEC on September 6, 2022 and supplemented in Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Revenue	$476,982	$246,498	$230,484	94%
Cost of revenue	160,030	122,073	37,957	31%
Operating expenses:
Research and development	1,250,570	1,262,329	(11,759)	(1)%
General and administrative	8,027,316	2,373,621	5,653,695	238%
Total operating expenses	9,277,886	3,635,950	5,641,936	155%
Loss from operations	(8,960,934)	(3,511,525)	(5,449,409)	155%
Other (expense) income, net	(6,080,570)	83,850	(6,164,420)	(7,352)%
Net loss and comprehensive loss	$(15,041,504)	$(3,427,675)	$(11,613,829)	339%

Revenue

Revenue was $477 thousand for the nine months ended September 30, 2022, compared to $246 thousand for the nine months ended September 30, 2021. The increase of $230 thousand is primarily related to research activities performed under customer contracts during the nine months ended September 30, 2022.

Cost of Revenue

Cost of revenue was $160 thousand for the nine months ended September 30, 2022, compared to $122 thousand for the nine months ended September 30, 2021. The increase of $38 thousand is primarily related to higher direct labor costs incurred during the nine months ended September 30, 2022, due to an increase in research activities performed under customer contracts which had more favorable margins compared with the prior period.

Research and Development Expenses

The following table sets forth our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Employee related	$687,464	$934,711	$(247,247)	(26)%
Lab supplies and materials	322,251	143,011	179,240	125%
Occupancy and facility related	121,220	119,479	1,741	1%
Other	119,635	65,128	54,507	84%
Total research and development expense	$1,250,570	$1,262,329	$(11,759)	(1)%

Research and development expenses were $1.3 million for the nine months ended September 30, 2022, compared to $1.3 million for the nine months ended September 30, 2021. The overall decrease of $12 thousand and the decrease in employee related expenses of $247 thousand is primarily related to a stock compensation expense charge of $383 thousand recorded in the prior period related to the vested awards issued in connection with the Reorganization. The overall decrease is partially offset by an increase in lab supplies and materials of $179 thousand and the employee related decrease is partially offset by an increase in salaries and related benefits of $148 thousand. The increase in lab supplies and materials is primarily associated with an increase in research activities in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as the Company continues to develop its platform.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the nine months ended September 30, 2022, compared to $2.4 million for the nine months ended September 30, 2021. The increase of $5.7 million is primarily related to $1.5 million of transaction related expenses, along with increases in expenses in connection with the Company’s growth and costs associated with transitioning to a public company. These increases include $797 thousand of consulting fees, $616 thousand of legal fees, $559 thousand of accounting fees, $488 thousand of salaries and benefits, and $126 thousand of patent fees. In addition, there was an increase related to directors and officers liability insurance of $1.3 million, including $634 thousand associated with a tail policy related to the Transaction.

Other Income (Expense), Net

For the nine months ended September 30, 2022, total other expense, net was primarily comprised of a $6.6 million expense related to stock issuance costs which exceeded gross proceeds received from the Transaction and Maxim Private Placement and a $1.0 million expense related to issuance costs associated with the Purchase Agreement, as well as a $590 thousand loss from payments related to a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties which was partially offset by $164 thousand of insurance proceeds for a net loss of $426 thousand. These expenses were partially offset by a $2.0 million decrease in fair value of the Company’s derivative warrant liabilities which were assumed in the Transaction.

For the nine months ended September 30, 2021, total other income, net primarily consisted of a $161 thousand gain on debt extinguishment resulting from forgiveness of the Company’s notes payable issued under the Paycheck Protection Program which was established as part of the Coronavirus Aid, Relief and Economic Security Act and is administered by the U.S. Small Business Administration, offset by $77 thousand change in fair value of convertible notes.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Revenue	$234,922	$87,767	$147,155	168%
Cost of revenue	60,963	48,364	12,599	26%
Operating expenses:
Research and development	394,800	263,620	131,180	50%
General and administrative	2,314,554	689,483	1,625,071	236%
Total operating expenses	2,709,354	953,103	1,756,251	184%
Loss from operations	(2,535,395)	(913,700)	(1,621,695)	177%
Other (expense) income, net	(541,446)	—	(541,446)	100%
Net loss and comprehensive loss	$(3,076,841)	$(913,700)	$(2,163,141)	237%

Revenue

Revenue was $235 thousand for the three months ended September 30, 2022, compared to $88 thousand for the three months ended September 30, 2021. The increase of $147 thousand is primarily related to research activities performed under customer contracts.

Cost of Revenue

Cost of revenue was $61 thousand for the three months ended September 30, 2022, compared to $48 thousand for the three months ended September 30, 2021. The increase of $13 thousand is primarily related to higher direct labor costs incurred during the three months ended September 30, 2022, due to an increase in research activities performed under customer contracts which had more favorable margins compared with the prior period.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Employee related	$233,848	$169,016	$64,832	38%
Occupancy and facility related	44,132	41,128	3,004	7%
Lab supplies and materials	42,951	46,436	(3,485)	(8)%
Other	73,869	7,040	66,829	949%
Total research and development expense	$394,800	$263,620	$131,180	50%

Research and development expenses were $395 thousand for the three months ended September 30, 2022, compared to $264 thousand for the three months ended September 30, 2021. The overall increase of $131 thousand is primarily related to expansion of research and development activities and higher employee related expenses, including salaries and benefits, of $65 thousand and other miscellaneous expenses, including consulting expenses of $62 thousand.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2022, compared to $689 thousand for the three months ended September 30, 2021. The increase of $1.6 million is primarily related to increases in expenses in connection with the Company’s growth and costs associated with transitioning to a public company. These increases include $530 thousand of salaries and benefits, $364 thousand of accounting fees, and $193 thousand of legal fees. In addition, there was an increase related to directors and officers liability insurance of $371 thousand. These increases were partially offset by a decrease in recruiting fees of $114 thousand.

Other Income (Expense), Net

For the three months ended September 30, 2022, total other expense, net is primarily comprised of a $1.0 million loss related to issuance costs associated with the Purchase Agreement. This expense was partially offset by a $500 thousand decrease in fair value of the Company’s derivative warrant liabilities which were assumed in the Transaction.

There was no other income (expense), net for the three months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2022, we have generated revenue from research agreements with various partners. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of one or more of our current or future pipeline programs as well as continued successful execution of pharmaceutical research collaborations and subsequent execution of collaboration programs. Our net loss was $15.0 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $31.9 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our technology platform and conduct research and development activities on our pipeline programs. In addition, we expect our expenses to significantly increase as our pipeline programs advance into clinical development and eventual regulatory approval stages. If we obtain marketing approval for any of our pipeline programs, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of September 30, 2022, the Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or cash flows.

We will receive up to an aggregate of $127.0 million if all of the outstanding Public and Private Placement Warrants are exercised to the extent such warrants are exercised for cash. However, we will only receive such proceeds if and when the warrant holders exercise the Public and Private Placement Warrants, and we believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Comera common stock. The closing price of Comera common stock on Nasdaq on September 30, 2022 was $1.61, which is $9.89 below the exercise price of all of the Public Warrants and Private Placement Warrants. If the market price for Comera common stock does not increase from the current level, it is unlikely that any of the Public Warrants or Private Placement Warrants will be exercised.

We may also receive proceeds from sales under the purchase agreement (the “Purchase Agreement”) dated August 31, 2022 with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Arena, and Arena is obligated to purchase up to $15.0 million of the Company’s common stock, subject to increase at the Company's option to $30.0 million of the Company's common stock. Actual sales of shares of the Company's common stock to Arena may occur from time to time and will depend on a variety of factors, including, among others, market conditions, the trading price of our common stock and determinations made by us as to the appropriate sources of funding for us and our operations. The net proceeds that we may receive under the Purchase Agreement cannot be determined at this time, since it will depend on the frequency and prices at which we sell shares of our common stock to Arena, our ability to meet the conditions of the Purchase Agreement and the other limitations, terms and conditions of the Purchase Agreement.

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

We do not believe the cash and cash equivalents on hand as of September 30, 2022 of $2.7 million will be sufficient to fund our operations for the next twelve months from the date the condensed consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,924,004)	$(2,154,408)
Net cash used in investing activities	(28,607)	(11,464)
Net cash provided by financing activities	4,111,825	10,279,675
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,840,786)	$8,113,803

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $8.5 million which consisted of a $15.0 million net loss, partially offset by $5.6 million of adjustments to reconcile net loss to cash used in operating activities and $939 thousand of changes in operating assets and liabilities. Our adjustments to reconcile net loss to cash used in operating activities were primarily comprised of $6.6 million related to issuance costs which exceeded gross proceeds received from the Transaction and Maxim Private Placement and $650 thousand related to noncash Purchase Agreement issuance costs, partially offset by $2.0 million decrease in fair value of the derivative warrant liabilities. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases of $1.0 million in accounts payable and $380 thousand in accrued expenses and other current liabilities, partially offset by increases of $294 thousand in accounts receivable and $157 thousand in prepaid expenses and other current assets.

During the nine months ended September 30, 2021, net cash used in operating activities was $2.2 million which consisted of a $3.4 million net loss and partially offset by $1.1 million of adjustments to reconcile net loss to cash used in operating activities and $220 thousand of changes in operating assets and liabilities. Our adjustments to reconcile net loss to cash used in operating activities were primarily comprised of $1.1 million of stock-based compensation expense and $77 thousand of change in fair value of convertible notes, partially offset by $161 thousand of gain on debt extinguishment. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase of $130 thousand in accounts payable and decrease of $110 thousand in accounts receivable.

Investing Activities

The cash outflows from investing activities for the nine months ended September 30, 2022 and 2021 related to the purchase of property and equipment.

Financing Activities

Financing activities during the nine months ended September 30, 2022 related to $3.3 million of net proceeds received from the Transaction and Maxim Private Placement, $749 thousand of proceeds from the Purchase Agreement, and $660 thousand of proceeds from the exercise of stock options, and partially offset by $605 thousand of repayments under our insurance premium financing arrangement.

Financing activities during the nine months ended September 30, 2021 related to $9.3 million of proceeds from the issuance of preferred stock, $750 thousand of proceeds from the issuance of convertible notes, and $180 thousand of proceeds from the exercise of stock options.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As previously disclosed, in February 2022, we became aware that we had been a victim of a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved impersonation of one of our senior personnel through unauthorized access to his email account which resulted in a diversion of funds to unknown parties and a loss of $726,000, of which we were able to recover insurance proceeds of $300,000 to partially offset the loss. We retained TCG Technologies to assist in our cyber investigation and remedial measures. In response to the incident, and with the support of TCG, we conducted a review of our corporate information technology and email policies and implemented additional security and training measures during the quarters ended June 30, 2022 and September 30, 2022, including: (i) full penetration testing (PEN testing) of our network, (ii) enacting multi-factor authorization (MFA) protocols, (iii) implementing an employee education program, (iv) enhancing the segregation of duties within the finance and accounting team, (v) adding additional financial and accounting resources, (vi) improving our current network and (vii) implementing banking software system controls. Other than the implementation of these changes, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause its operating results to fall below analysts’ and investors’ expectations.
•
Our success depends on broad market acceptance of our products if approved, which we may never achieve.
•
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, inflation, supply chain and interest rate pressures, foreign currency exchange rate fluctuations, the ongoing conflict between Russia and Ukraine and other macroeconomic and geopolitical events may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.
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
•
There may be sales and issuances of a substantial amount of our common stock, including sales, if any, that may be made to Arena pursuant to the Purchase Agreement, and these sales and issuances could dilute the interest of our stockholders and cause the price of our securities to fall.

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

We are building a pipeline of innovative new biologic product candidates aimed at transforming essential biologic medicines from intravenous to subcutaneous forms, or to produce improved versions of current subcutaneous biologics. Leveraging our proprietary SQore™ technology platform and excipient library of over 200 compounds — primarily well-established biological products, most with known toxicology profiles — we intend to continue partnering with biopharmaceutical companies to develop their assets into new or improved subcutaneous formulations while advancing our own novel pipeline programs. Although our products are in the preclinical stage and none are approved for sale, we believe that we are also positioned to be able to develop biosimilar versions of currently approved products. However, each aspect our business model is untested in the biopharmaceutical industry, and any of the assumptions underlying our expectations may be incorrect. There can be no assurance that our assumptions are correct or that, if correct, our strategy will succeed.

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

As of September 30, 2022, we had 11 full-time employees and 1 part-time employee. As we continue development of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, commercial and other capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of our management. Our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to these growth activities, including identifying, recruiting, integrating, maintaining, and motivating additional employees, managing our research and development efforts effectively, including the clinical trials and the FDA’s or comparable foreign regulatory authorities’ review process for our product candidates, while complying with our contractual obligations to contractors and other third parties and improving our operational, financial and management controls, reporting systems and procedures. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or could disrupt our operations.

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

We do not believe the cash and cash equivalents on hand as of September 30, 2022 of $2.7 million will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the condensed consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2022, we had cash and cash equivalents of $2.7 million. We are a preclinical stage biotechnology company and do not currently have any products approved for commercial sale. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our current product candidates and future product candidates. Our business or operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our product candidates into a pivotal clinical trial. We expect to finance our subsequent cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital.

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

Although we entered into the Purchase Agreement with Arena in August 2022, the number of shares of common stock we decide to sell to Arena under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell all, some or none of the shares of common stock that may be available to us to sell to Arena pursuant to the Purchase Agreement and, depending on market liquidity at the time, resales of those shares by Arena may cause the public trading price of our common stock to decrease. Because the purchase price per share to be paid by Arena for the shares of common stock that we may elect to sell to Arena under the Purchase Agreement, if any, will fluctuate based on the market prices of the common stock during the applicable period for each sale made pursuant to the Purchase Agreement, if any, it is not possible for us to predict prior to any such sales the number of shares of common stock that will ultimately sell to Arena under the Purchase Agreement, the purchase price per share that Arena will pay for the shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases from Arena under the Purchase Agreement, if any.

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

To varying degrees, the ways in which we conduct our business operations and manage our financial capacities are influenced by macroeconomic conditions that affect companies directly involved in or providing services related to the drug and biological product development. For example, real GDP growth, business and investor confidence, the COVID-19 pandemic, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer and business financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect not only our decisions and ability to engage in research and development and clinical trials, but also those of our management, employees, third-party contractors, manufacturers and suppliers, competitors, stockholders and regulatory authorities. The ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile and at times have adversely affected our access to capital and increased the cost of capital. For example, the ongoing military conflict between Russia and Ukraine, the possibility of a wider European or global conflict, global sanctions imposed in response thereto and the possibility of a global energy crisis resulting therefrom, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If global capital markets deteriorate, including as a result of political unrest or war, it may make any necessary financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our predecessor, Legacy Comera, was formed in January 2014. Our limited operating history and our evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

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
•
the changing and volatile U.S. and global economic conditions, including increasing interest rates and inflation; and
•
future accounting pronouncements or changes in our accounting policies.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase the uncertainties and costs surrounding the prosecution of our owned and potential future in-licensed patent applications and the maintenance, enforcement or defense of our owned and potential future in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-inventor-to-file” system. The first-inventor-to-file provisions, however, only became effective on March 16, 2013. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, operating results, financial condition and prospects.

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

In February 2022, we became aware that we had been a victim of a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved impersonation of one of our senior personnel through unauthorized access to his email account which resulted in a diversion of funds to unknown parties and a loss of $136,000 for the year ended December 31, 2021. Subsequent to December 31, 2021, as part of the same incident, an additional $590,000 was diverted, resulting in a total loss of $726,000 before we became aware of the problem. We notified federal law enforcement (FBI) and the relevant bank involved, which are working with us to recover the amount lost. At this time, we have recovered insurance proceeds of $300,000 to partially offset the loss. We retained TCG Technologies to assist in our cyber investigation and remedial measures. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security and training measures, including full penetration test (PEN test) of our network, enacted multi-factor authorization (MFA) protocols, implemented an employee education program, and implementing improvements to current network.

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

We will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. The increased costs will increase the Company’s net loss. For example, these rules and regulations could make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and as a result, we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

The price of our common stock and warrants has fluctuated and may continue to fluctuate significantly due to the market’s reaction to the Transaction and general market and economic conditions. An active trading market for our common stock and warrants may never develop or, if developed, it may not be sustained. In addition, the price of our common stock and warrants can vary due to general economic conditions and forecasts, our general business condition and the release of its financial reports. If its securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of its securities may be more limited than if it were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your Company securities unless a market can be established or sustained.

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

We may issue additional shares of common stock or shares of preferred stock under our amended and restated certificate of incorporation, which would dilute the interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of 150,000,000 shares of common stock, and 1,000,000 shares of preferred stock, in each case, par value $0.0001 per share, which includes shares of common stock issuable under an employee incentive plan. The issuance of additional common stock or preferred stock:

•
may significantly dilute the equity interest of current stockholders, who will not have preemption rights in respect of such an issuance;
•
could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•
may adversely affect prevailing market prices for our common stock and/or warrants.

Additionally, pursuant to the Purchase Agreement entered into with Arena in August 2022, Arena has committed to purchase up to $15.0 million of our common stock, subject to increase to $30.0 million at our option. Depending on market liquidity at the time of such sales, if any, resales of those shares by Arena may cause the public trading price of our common stock to decrease and could cause additional substantial dilution to our stockholders.

Our amended and restated certificate of incorporation contain anti-takeover provisions that could adversely affect the rights of our stockholders.

Our amended and restated certificate of incorporation contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

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

Our amended and restated certificate of incorporation provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provide that unless we consent in writing to the selection of an alternative forum, and subject to applicable jurisdictional requirements, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or shareholder of the Company to the Company or the Company’s shareholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, the Company’s amended and restated certificate of incorporation, or (4) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then the United States District Court for the District of Delaware or another court of the State of Delaware). Our amended and restated certificate of incorporation also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

In February 2022, we became aware that we had been a victim of a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved impersonation of one of our senior personnel through unauthorized access to his email account which resulted in a diversion of funds to unknown parties and a loss of $136,000 for the year ended December 31, 2021. Subsequent to December 31, 2021, as part of the same incident, an additional $590,000 was diverted, resulting in a total loss of $726,000, before we became aware of the problem. We notified federal law enforcement (FBI) and the relevant bank involved, which are working with us to recover the amount lost. At this time, we have recovered insurance proceeds of $300,000 to partially offset the loss. We retained TCG Technologies to assist in our cyber investigation and remedial measures. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security and training measures, including full penetration test (PEN test) of our network, enacted multi-factor authorization (MFA) protocols, implemented an employee education program, and implementing improvements to current network.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options to purchase an aggregate of 364,200 shares of the Company’s common stock at an exercise price of $2.77 per share were issued pursuant to the 2022 Plan on August 9, 2022. The offer, sale and issuance of the securities described herein were deemed to be exempt from registration either under Rule 506 promulgated under the Securities Act or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and its employee and did not involve any public offering within the meaning of Section 4(a)(2). The recipient of such securities was an executive officer and they received the securities under our equity incentive plan.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 31, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”), pursuant to which Arena committed to purchase up to $15.0 million (the “Commitment Amount”) of the Company’s common stock, at the Company’s direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. The Commitment Amount is subject to increase, at the Company’s option, to $30.0 million of common stock. During the three months ended September 30, 2022, we (i) issued an aggregate of 296,181 shares of common stock to Arena as commitment fee shares, with an aggregate value of $650,000 based on a price per share equal to the simple average daily VWAP of the common stock during the ten trading days immediately preceding the date on which the SEC declared the registration statement covering the resale of the shares of common stock to be sold to Arena effective as previously reported, and (ii) sold an aggregate of 420,000 shares of common stock to Arena pursuant to the Purchase Agreement at a weighted-average price of $1.78 per share for aggregate consideration of $0.7 million. The purchase price of the shares sold to Arena was equal to 96% of the simple average of the daily VWAP of our common stock immediately preceding the time of sale, as computed under the Purchase Agreement. The issuances of the shares of the Company’s common stock described herein were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of January 31, 2022, among the Registrant, OTR Acquisition Corp., CLS Sub Merger 1 Corp., CLS Sub Merger 2 Corp. and Comera Life Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

2.2

First Amendment to Business Combination Agreement, dated as of May 19, 2022 among the Registrant, OTR Acquisition Corp., CLS Sub Merger 1 Corp., CLS Sub Merger 1 Corp. and Comera Life Sciences, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 25, 2022).

3.1

Amended and Restated Certificate of Incorporation of the Registrant of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

3.2

Certificate of Designation of the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 25, 2022).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).
10.1

Purchase Agreement, dated August 31, 2022, between the Registrant and Arena Business Solutions Global SPC II, Ltd. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 31, 2022).

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

COMERA LIFE SCIENCES HOLDINGS, INC.

Date:	November 14, 2022	By:	/s/ Jeffrey S. Hackman
Name: Jeffrey S. Hackman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Michael Campbell
Name: Michael Campbell
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)