Form 10-K
period 2022-12-31
Comera Life Sciences Holdings, Inc.
filed 2023-03-17
CIK 1907685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-41403

COMERA LIFE SCIENCES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4706968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 Gill Street Suite 4650 Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)
(617) 871-2101
Registrant’s Telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock	CMRA	The Nasdaq Stock Market LLC
Warrants	CMRAW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $22,610,072, computed by reference to the closing sale price of the Common Stock on the Nasdaq Capital Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2023 was 22,302,693.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 23	Name of Auditor: Baker-Tilly US LLP	Auditor Location: Tewksbury, MA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references to “Holdco” “the Company,” “our company,” “we,” “us” and “our” refer to Comera Life Sciences Holdings, Inc. and, as the context requires, its direct and indirect subsidiaries.

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; our ability to maintain the listing of our securities on the Nasdaq Capital Market (“Nasdaq”);
•
the price of our securities may be volatile due to a variety of factors, including volatility in the capital markets generally, the low trading volume for our Common Stock, changes in the competitive and highly regulated industries in which we plan to operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;
•
the ability to implement business plans, forecasts, and identify and realize additional opportunities;
•
the risk of economic downturns and the possibility of rapid change in the highly competitive industry in which we operate;
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
•
the effect of COVID-19 or other pandemics or epidemics on our business;
•
general economic conditions; and
•
other risks and uncertainties described in this Report, including those under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

TRADEMARKS

This document contains references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable owner will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

MARKET AND INDUSTRY DATA

This Report contains estimates, projections, and other information concerning our industry and business, as well as data regarding market research, estimates, and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from sources which we paid for, sponsored, or conducted, unless otherwise expressly stated or the context otherwise requires. While we have compiled, extracted, and reproduced industry data from these sources, we have not independently verified the data. Forecasts and other forward-looking information with respect to industry, business, market, and other data are subject to the same qualifications and additional uncertainties regarding the other forward-looking statements in this document. See “Cautionary Note Regarding Forward-Looking Statements” above.

PART I

ITEM 1. Business.

Overview

We are a preclinical stage biotechnology company dedicated to promoting a compassionate new era in medicine. We apply a deep knowledge of formulation science and proprietary technology to optimize biologic medicines. Our internal portfolio of proprietary techniques known as our SQore™ platform, is designed to potentially:

• transform essential biologic medicines from intravenous (“IV”) to subcutaneous (“SQ”) forms;

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

Since our founding in 2014, we have primarily engaged in early-stage, preclinical studies, commissioned on a fee-for-services basis by larger pharmaceutical companies and have not yet developed any products approved for marketing. Our studies for larger companies were generally early-stage investigations, often amounting to proof-of-concept work, aimed at moving existing formulations from IV infusion to SQ delivery via injection.

In 2021, we brought on a new leadership team and carried out a transition of our business model. We shifted away from simple “fee for services” formulation work and focused our efforts on engaging with higher-value-add partners in integrated, collaborative projects to develop formulations for their key products. We are currently working with multiple companies under research and development service agreements. These agreements typically have a term of less than 12 months and provide for an initial payment by the company of a fee to us for the evaluation by us of our proprietary technology for viscosity reduction with the other company’s proprietary biotherapeutic agent. The agreements set forth the detailed research plans and the related timeline for completion of the research. The agreements provide that each party retains ownership of its technology throughout the process. Upon completion of the project, the parties may negotiate in good faith the terms of a license agreement. If the parties do not successfully negotiate a license, each party retains ownership of its technology and neither party may use the joint invention. Because these research and development service agreements may result in the future negotiation and execution of licensing agreements, we believe these projects provide far greater opportunities for generating revenue. When we meet our partners’ defined project criteria for the formulations, we will seek a license agreement to receive license fees, milestone payments, and longer-term and more stable royalty revenue on commercial assets that are vital to our partners.

On January 7, 2022, we changed the name of our operating subsidiary from ReForm Biologics, Inc. to Comera Life Sciences, Inc. This change marks our development into a revenue-generating, commercially-focused business with the potential to derive future revenue from multiple existing and future partnering opportunities.

On May 19, 2022, we consummated a business combination, contemplated by the Business Combination Agreement, dated January 31, 2022 (as amended, the “Business Combination Agreement”), by and among Holdco, OTR Acquisition Corp. (“OTR”), CLS Sub Merger 1 Corp., CLS Sub Merger 2 Corp. and Comera Life Sciences, Inc. (“ Legacy Comera”). Pursuant to the Business Combination Agreement, CLS Sub Merger 1 Corp. merged with and into Legacy Comera and CLS Merger 2 Corp. merged with and into OTR resulting in Legacy Comera and OTR becoming wholly owned subsidiaries of Holdco. Collectively, we refer herein to these transactions as the “Transaction.”

We continued to grow our leadership team in 2022, with a focus on expanding the scope of work over research collaborations and developing our internal pipeline. In July 2022, we announced favorable topline results from our SEQURUS-1 study, which provides supportive evidence of the safety of our lead caffeine-based SQore excipient when administered as a SQ biologic drug product formulation with a monoclonal antibody (mAb). In October 2022, we announced favorable safety and pharmacokinetic results from our SEQURUS-2 study. Also in October 2022, we announced our lead pipeline candidate CLS-001 as an SQ formulation of vedolizumab, a currently marketed product for the treatment of IBD including Crohn’s disease and ulcerative colitis.

In August 2022, we announced entry into a purchase agreement (the “Arena Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”) providing for the purchase of up to $15 million of the Company’s common stock over a 36-month period, subject to certain limitations,, with an option to increase to $30 million. The equity line of credit will be used to invest in our pipeline and proprietary SQore platform.

The Market

According to Visiongrain Reports Ltd., the global market for biologics, including therapeutic drugs produced from living organisms (“biotherapeutics”), was valued at approximately $383 billion in 2022, and is estimated to grow at an 8.8% CAGR through 2032. Global market growth is attributed to the ongoing rising prevalence of chronic and acute diseases as well as general aging of the population. Therapeutic proteins, including monoclonal antibodies, accounted for 66% of the overall biologic market and is anticipated to grow at the highest rate. North America held the highest market share in 2020, at 34.8%, and is expected to grow at an 5.6% CAGR over the next 5 years, with the Asia-Pacific region anticipated to grow at the highest rate over the next 5 years, with a CAGR of 10.3%.

The rapid expansion of biotherapeutics is largely driven by monoclonal antibodies (“mAbs”). The high target specificity of mAbs, their overall low toxicity and immunogenicity, or ability to “prime” the immune system to respond, compared to conventional pharmacotherapies make mAbs helpful in treating life threatening cancers as well as inflammatory, cardiovascular, respiratory, ophthalmic and infectious diseases. mAbs have a low potency when compared to more traditional therapeutic drugs and, as a result, are typically administrated in high doses, up to several hundred milligrams, via slow intravenous infusion, generally by inserting a needle into the patient’s vein in the arm and adding the mAbs to a saline solution that slowly feeds through the needle and into the patient’s blood stream. This time-consuming “IV drip” process typically requires medical supervision that increases the burden on the health care system and negatively impacts the patient’s quality of life, especially those with limited mobility and with conditions needing long-term treatment. Our technology is designed to enable many IV mAbs to move to SQ injection through the use of excipients (specialized formulation ingredients) that reduce the high viscosity associated with SQ injections.

Industry Challenges

There has been little technology advancement for therapeutic protein product formulation in the industry over the past decade. Currently there are three major problems that our technologies and formulations are designed to address:

Problem 1: High concentrations and high formulation viscosity. Conventional IV delivery of biologics is accomplished by administering a dilute solution of the drug, typically in 100-1000 mL of saline solution. By contrast, the SQ delivery route requires a much lower injection volume such as 1-2 mL, so the same amount of drug must be highly concentrated in a small volume of liquid to be delivered by SQ injection. Highly concentrated solutions of protein biologics become viscous, meaning that products tend to be thick and therefore cannot be delivered by a syringe except with large volumes administered with large bore needles at high force. This becomes very uncomfortable or even painful for patients. Certain excipients can be added to modify the drug formulation to enable high concentration while maintaining viscosity low enough for SQ administration. IV infusion can take over several hours, while SQ injection by syringe can be completed in seconds and can be self-administered in a home setting, thereby making it more desirable to patients. SQ administration of biologics can improve patient compliance, thereby improving disease control, and saving on healthcare costs.

Problem 2: Protein aggregation and formulation instability. Biotherapeutic proteins have limited stability in solution and especially in highly concentrated solutions, and this can cause aggregation, forming soluble and insoluble clumps, or aggregates, that can exist as visible or subvisible particles. Protein aggregation can be caused by thermal stress, mechanical agitation, freeze/thaw cycles, or other stress factors. These aggregates can cause immunological and other adverse reactions in patients receiving the biotherapeutic agent. A surfactant, a substance that reduces interfacial tension, can be added to reduce the tendency for the proteins to form aggregates. However, the most common surfactants used consist of polysorbates which contain a labile ester bond that can either thermally or enzymatically break down in solution. Ester bond cleavage yields byproducts of a water-soluble sorbitol derivative and a water-insoluble fatty acid salt. The fatty acid salts can aggregate into particles and adsorb to proteins and surfaces. In short, polysorbates are known to break down, aggregate, attach to proteins and surfaces, and cause the product to degrade during storage. Replacing polysorbates with a more stable surfactant would reduce aggregation, thus improving to patient care. We have developed patented surfactant replacement compounds that we believe can be used as an alternative to polysorbates, offering a new approach that avoids the problems associated with these materials. In our laboratory testing, the new surfactant replacement compounds have shown the ability to prevent antibody aggregation upon exposure to shear stress; moreover, the surfactant replacement has been shown to avoid oxidation and aggregation of the therapeutic antibodies upon storage of formulations at 4, 25, or 40°C temperatures. This oxidation and aggregation is evident when polysorbates are used. This work has been presented at an industry conference and validated at the internal research and development group of one of the largest multinational chemical companies. In addition to the surfactants, we have developed new thermal stabilizers that we believe can be used to protect protein formulations from thermal degradation in storage conditions, and this can reduce the dependency on cold-chain storage and handling requirements of the finished drug products. In our laboratory testing, the new thermal stabilizers have been shown to reduce formation of antibody aggregates upon storage of antibodies at accelerated stress conditions of 40°C.

Problem 3: Viscosity and instability in manufacturing. After fermentation, biotherapeutic proteins are purified and isolated during a series of steps termed downstream processing. The final protein product can then be isolated. Adverse conditions during downstream processing, such as mechanical shear, pH swings, high concentration, and temperature, can cause protein denaturing, aggregation, and particle formation as they are being purified and isolated. This results in a reduced amount of purified protein passing the filtration process, increasing shear instability and required time and costs while decreasing purification yield. Our SQore™ platform technology is expected to benefit manufacturing and purification steps by reducing viscosity, enabling higher product recovery, reducing aggregation, and improving filtration efficiency.

The following diagram illustrates these three major problems:

Our new surfactant replacements and thermal stabilizers have not yet been used in clinically-approved products, but, we believe, validate our technology platform and well-position us to develop viable product candidates.

Our Technology Platform

We have developed, and continue to work on, an internal portfolio of proprietary techniques that we call the SQore™ platform. Our SQore™ platform, supported by an extensive patent portfolio and encompassing years of development and experience, is designed to enable the conversion of IV biologics to SQ formulations. The SQore™ platform includes proprietary structural calculations combined with analytical measurements to guide the selection of excipients for a given protein. We have customized, high-throughput analytical screening methods for the selection and optimization of excipients in a formulation. We have developed a library of over 200 excipients that are well established chemical structures, most with known toxicology profiles so that data to support regulatory requirements may be more readily assembled. The library is based on structure-mechanism of action and includes a number of proprietary assays, including an assay for excipient-protein unfolding inhibition. Currently we are developing a proprietary database to mine the data from our excipient library to select the best excipient for each specific biologic protein.

Our library of over 200 excipients has been created and validated by our proprietary testing methods, and we have filed patent applications disclosing or claiming the excipients or their use. Our patent portfolio includes seven issued United States (“U.S.”) patents, plus patents in Canada, Japan, China, and Korea with over 35 other pending applications. We believe our technology will meet one of the current needs of the biotherapeutics industry: a wider range of excipient options to make medications with lower viscosity and greater stability that can be produced more efficiently and without conventional surfactants. This will allow for a greater range of product performance through different concentrations and dosing regimens.

Wider excipient options: Excipients are functional ingredients that are added to pharmaceutical formulations to improve their physical properties, stability, or safety. Our team of experienced scientists includes industry-leading experts in colloid science, polymer engineering, and interfacial dynamics, who are inventors on dozens of patents and have published widely-cited research in their fields. We believe that our technology, our team, our solid grounding in traditional protein chemistry and the resulting polymer and small molecule capability allows us to run structural calculations to identify a suitable excipient to deliver each specific biologic formulation subcutaneously. We believe our excipient capability will address the market need for a wider range of options as formulators have been using the same short list of excipients for decades while the number of therapeutics has expanded dramatically in that period. Moreover, extant excipients were originally selected for traditional small-molecule therapeutics. Today’s biologics are comprised of larger molecules that result in higher solution viscosity. Our technology is optimized for these larger molecules and the high concentrations needed for SQ injections. Our excipients are not new chemical entities. Instead, we select compounds that have a known safety profile. Our team focuses on deploying the latest formulation methods and has experience working on the formulations of dozens of protein therapeutics.

In contrast, some competitor approaches use combinations of amino acids as excipients, and we believe these are generally less effective at managing viscosity, limiting protein aggregation, and holding manufacturing costs down. Some competitor patents describe the use of new chemical entities that would require new GMP manufacturing plus extensive regulatory and safety studies. By comparison, we believe our excipient library offers numerous options that have not previously been considered. We believe that we have industry-leading expertise in biolayer interferometry which can be used to assess protein-excipient interactions in small sample volumes. The SQore™ excipient data are protected by our intellectual property portfolio and can only be accessed through licenses we grant.

Lower Viscosity: Our viscosity reduction technologies are being developed to significantly lower the viscosity of highly concentrated drug products. Highly viscous products tend to be thick and therefore cannot be delivered by a syringe. Instead, they must often be administered by intravenous infusion. By lowering the viscosity, we hope to open up potential new dosing protocols for these biologics, including a shift from intravenous infusion to SQ injection by syringe, and improvements on existing subcutaneous biologics. Our viscosity-reducing excipients have been tested on a wide range of antibodies including most of the top selling mAb drugs. We have partnered with over ten large pharmaceutical companies on high concentration formulations of mAbs. The viscosity reductions were confirmed by each of these pharmaceutical partners by testing validation samples. Between partnerships and internal studies, we have utilized the SQore™ platform to investigate improved formulations of biologics from 15 of the top 20 pharmaceutical companies, based on publicly disclosed 2020 revenues. We have state-of-the-art analytical equipment that can characterize the protein formulations of excipient candidates and scientists who are experts in biophysical characterization.

Caffeine is the first excipient that we have employed extensively for viscosity reduction of therapeutic antibodies. Protected by U.S. Patent Nos. 10,478,498, 9,605,051, and 9,867,881 along with issued patents in Canada, Japan, and China, plus a portfolio of other patent applications filed worldwide, our method of using caffeine in this way has significantly reduced viscosity for highly concentrated formulations. We have performed over 20 viscosity reduction projects internally and with our partners, and have achieved a greater than 92% success rate at reducing viscosity of protein formulations at concentrations ranging from 125-275 mg/mL. In comparison, excipients such as arginine and sodium chloride (“NaCl”), which are typically used for viscosity reduction, had marginal or no impact on reducing viscosity of some of the mAbs tested. In addition, we have identified the mechanism of action as to how caffeine and other excipients reduce viscosity.

The following chart shows the viscosity and diffusivity, respectively, of a partner’s mAb formulation at increasing levels of concentration. In the concentration versus viscosity chart, the mAb formulation can be made at high concentrations (200 – 240 mg/mL) while maintaining a relatively low viscosity using caffeine as an excipient. Without the caffeine excipient, the viscosity is much higher at the 200 – 240 mg/mL concentration range. A comparison of arginine (green star symbol) shows that caffeine produces lower viscosity than arginine in this formulation. In the protein concentration versus diffusivity chart, the slope of the line is defined as kD, a protein interaction parameter. In general, changing a kD value from negative (attractive) to positive (repulsive), or from a low positive value to a higher positive value, can indicate less tendency to form viscous solutions. The formulation without caffeine has a kD value of 12.1 mL/g which indicates repulsive protein-protein interactions. With caffeine, the formulation has a kD value of 22.5 mL/g, indicating stronger repulsive protein-protein interaction forces.

Viscosity Reduction of Pharma Partner Antibody with Caffeine

For viscosity reduction, we believe based on our research described below, that use of caffeine is safe in humans at use levels of approximately 15-30 mg caffeine for a 1-2 mL subcutaneous dose. This amount of caffeine is lower than the amount in a typical cup of coffee or tea. Caffeine currently is used in U.S. Food and Drug Administration (“FDA”) approved products administered parenterally, as well as orally, with a well-established, known safety and usage profile. We filed a Type IV Drug Master File (“DMF”) for caffeine use as an excipient with the FDA in January 2017. The FDA does not review or “approve” a DMF filing, but the information in the filing is available to the FDA on a confidential basis to support any future drug application submitted by third parties to whom we have given a right of reference to the DMF without disclosing the contents of the DMF to them.

Our advances in caffeine use prompted our research and development team to publish a peer-reviewed article in the November 2021 edition of the Journal of Pharmaceutical Sciences (volume 110, pages 3594-3604), a peer-reviewed journal for breakthrough drug formulation research. It documents the potential benefits of new excipients like caffeine in reducing the viscosity of concentrated formulations of two marketed antibodies: ipilimumab, marketed as Yervoy® by Bristol Myers Squibb, and infliximab, marketed as Remicade® by Janssen Pharmaceuticals. While the conventional excipients, NaCl and arginine, did not reduce infliximab viscosity, caffeine reduced viscosity by 77%. Likewise, caffeine reduced ipilimumab viscosity by 45%, 57%, and 78% in three different buffers, all while maintaining industry standard stability requirements. All four of these reductions are sufficient to potentially allow SQ delivery. The paper reported that the in vitro biological activity of both therapeutics using the caffeine excipient was confirmed, showing by biolayer interferometry- (BLI-) based ELISA method against CTLA-4, no loss of activity for ipilimumab in the presence of caffeine, and showing by a cell-based bioassay at a third-party laboratory that infliximab did not lose anti-tumor necrosis factor (TNF) activity in the presence of caffeine. Moreover, the attractive protein-protein interactions were shown to have a relationship with viscosity, and the caffeine excipient is shown to reduce these potentially harmful interactions.

We have also evaluated our approach to low viscosity excipients through animal testing to assess the viability of our SQore™ platform to deliver by SQ injection vs. IV infusion. The first test series showed no negative effects of the caffeine excipient on Sprague Dawley® rats, upon administration by IV and SQ. A second test series on Sprague Dawley® rats commissioned from WuXi AppTec, conducted in New Jersey, began in December 2021 and was completed in February 2022. The goals of this second test series were to compare IV to SQ administration, compare caffeine as an excipient to a control excipient, measure absorption and serum concentrations of the mAb to generate a pharmacokinetics (PK) profile, and evaluate bioavailability over different routes of administration, such as injection in the arm or leg, and observe the rats for any signs of positive or negative health effects. The second test series confirmed the findings of the first test series, with no evidence of local or systemic toxicity demonstrated, no interference with mAb absorption, and no significant differences in area under the curve (AUC) between groups administered a caffeine-containing formulation versus the control formulation. Based on the results of the February study, a follow-on study has been commissioned with WuXi AppTec, which includes a larger sample size to reinforce the statistical robustness of our conclusions as well as to provide additional quantitative data to support our SQore platform and internal pipeline activities.

The following charts compare the viscosities of infliximab, ipilimumab and adalimumab, using various excipients and at increasing concentrations:

Viscosity Reduction of Therapeutic Antibodies with Caffeine

Enhanced stability: Protected by U.S. Patents No. 10,016,513, 10,279,048, and 10,610,600, we have developed two types of surfactant replacements that are structurally different and displace protein from interfaces to mitigate particle formation. Importantly, unlike polysorbates, none of these surfactant replacements contain unstable ester bonds. The result is a more robust, aqueous, homogeneous protein formulations that are resistant to a variety of stress conditions. These new excipients have added benefits in that they do not form micelles in the same way that conventional polysorbates do, and as a result these new excipients can be added before filtration steps without becoming artificially over-concentrated during processing. This offers new potential to stabilize therapeutic proteins during processing steps, where the conventional polysorbates are incompatible due to their tendency to form micelles and become concentrated during processing. In our laboratory testing, the new surfactant replacement compounds have shown the ability to prevent antibody aggregation upon exposure to shear stress; moreover, the surfactant replacement has been shown to avoid oxidation and aggregation of the therapeutic antibodies upon storage of formulations at 4, 25, or 40°C temperatures. This oxidation and aggregation is evident when polysorbates are used. This work has been presented at an industry conference and validated at the internal research and development group of one of the largest multinational chemical companies.

Improved manufacturing: We have utilized caffeine and other excipients in bench lab scale studies to reduce viscosity. Our surfactant replacement technologies can potentially improve the throughput efficiency and overall yield of downstream processing which may reduce the cost of goods for the drug product.

Our Strategy

Our business model has a two-pronged approach. First, we plan to develop therapeutic formulations by collaborating with biopharmaceutical companies to optimize their products and offer licenses specific to the formulations that we create for them. We believe this combines a lower-risk licensing driven platform technology with a multi-billion dollar biopharmaceutical upside. Second, we plan to develop our own proprietary formulations for legacy molecules. We plan to exclusively license these formulations to biopharmaceutical companies and biosimilar companies. Both of these business approaches — the collaborations and the internal pipeline — will potentially benefit from our SQore™ platform technology to make formulations with optimized viscosity, concentrations and stability.

The key elements of our strategy include:

Drive future revenue from multiple existing and future partnering opportunities

In order to maintain near-term revenue and drive ongoing revenue growth, we intend to continue partnering with biopharmaceutical companies to develop SQ formulations of their products utilizing our SQore™ platform, with a focus on later-stage commercially licensed or late-stage assets. Possible clinical milestone payments will be used to provide near-term revenue while exclusive licensing agreements with royalties based on the sales of the biopharmaceuticals formulated with our preclinical stage technology will provide future revenue growth. We have entered into collaborations ranging from proof-of-concept research projects to full-fledged formulations and believe that our collaboration partners are satisfied with the results we deliver.

Advance our own pipeline programs

We are developing our own proprietary biologics that leverage our technology to improve existing, approved biologics. To do this we will examine an existing, patented biologic that we license from the patent holder and attempt to create a patentable biologic of our own that keeps the therapeutic elements of the pre-existing biologic but makes it better by, for example, adding additional therapeutic qualities or eliminating elements that cause negative side effects. We will file investigational new drug (“IND”) applications and conduct clinical trials in order to obtain our own approvals of these products. We believe that our SQore™ platform may help us develop our products faster and at lower risk and cost than would be expected for standard new biological product development, because, for example, we will have a precedent for the types of clinical studies that FDA is likely to agree to in support of a Biologics License Application (“BLA”) for our products. Although our focus will be on developing SQ products, we will not limit our efforts to this area and will consider pursuing product candidates that may deliver other benefits such as shortened infusion times.

We will explore options to license these formulations to leading biopharmaceutical companies or continue to bring these important advancements to market ourselves. We believe this strategy has a significantly higher value potential than our partnering agreements since we will be targeting large existing markets that we identify based upon where the SQore™ platform is likely to give us the greatest boost.

We will carefully evaluate potential in-licensed product candidates based on the following criteria: area of significant unmet medical need; strong scientific rationale and established clinical and regulatory pathways; defined competitive landscape and potential future commercial opportunity; and license exclusivity.

Product Pipeline

In addition to the revenue opportunities provided by using our SQore™ platform to partner with third-party patent-holders, we have several therapeutic product candidates in our product pipeline that could represent future revenue opportunities either through out-licensing at value-creating development milestones or through commercialization after approval.

We are currently advancing our main product program, CLS-001, a preclinical stage biobetter for Crohn’s and Ulcerative Colitis disease.

CLS–001. CLS-001 is a subcutaneous formulation of a marketed, IV administered monoclonal antibody therapeutic for Crohn’s disease and ulcerative colitis. We have initiated development work on CLS-001 and we currently anticipate that we will initiate manufacturing process development work with our development and manufacturing partner in 2023. We anticipate filing our IND for CLS-001 and initiating first in human studies in 2025. Based on our analysis, we estimate the peak sales opportunity for CLS-001 to be in excess of $1 billion, with upside potential significantly greater, depending on future competitive landscape assumptions.

Manufacturing

Regarding our internal pipeline development and eventual commercialization of our products, the development and manufacturing of biologic drugs is a highly capital-intensive and technologically complex process. As such, we intend to partner with industry-leading contract development and manufacturing organizations for key aspects of our development and commercialization plans, including production of mAb proteins and final drug product formulation for our preclinical, clinical study programs and eventually commercial manufacturing, quality release testing, and fill/finish.

Customers

The key customers for our partnering activities include pharmaceutical and biotechnology companies who are either developing or commercializing innovative and/or biosimilar mAb drug formulations, most commonly IV formulations for which the partner seeks to develop an SQ formulation. Other potential customers include pharmaceutical and biotechnology companies who have existing SQ mAb drugs and are seeking to optimize delivery using next-generation transdermal delivery technology (e.g., needleless systems, microneedle delivery). With regard to our internal pipeline, our customers would be the same as traditionally defined for approved drugs. The ultimate users of our commercialized drug products would be patients. However, as is typically defined in the U.S. healthcare market, third party payers, pharmacy benefit managers and/or healthcare institutions are the entities that would pay for our products and with whom we, or a commercial partner on our behalf, would contract to establish rates of reimbursement.

At this time, it is too early in our pipeline product lifecycle to determine the optimal commercialization pathway (e.g., license or sell rights to another pharmaceutical company, partner with third-parties to execute commercialization functions, or commercialize ourselves) and as we approach key milestones in development, we will retain all options and determine what is in the best interest of the company and stockholders to maximize value of our programs.

Our development agreements with pharmaceutical and biotechnology companies include research collaboration agreements, where an evaluation fee is paid to us by our partner to research and evaluate the applicability of our SQore™ platform technology to the partner’s drug. If our technology is successful in the research evaluation phase and the partner desires to incorporate our SQore™ technology in their drug program, licensing terms including any combination of upfront licensing fees, milestone payments, royalty payments would be contemplated.

Competition

We face competition in the area of new formulation and delivery strategies for biologics, including some established companies and some earlier stage biotechnology companies. Excelse Bio, Arecor, and Eagle Biologics use excipient-based approaches to optimize protein formulations, using either amino acids or new compounds. Lindy Biosciences uses a microglassification approach to make a suspension of protein particles in a nonaqueous carrier fluid. Halozyme and Alteogen are companies that market hyaluronidase technology to allow subcutaneous injection of larger volumes than traditional SQ approaches. Rani Therapeutics offers an oral capsule drug delivery system that is pH-activated to inject a formulation into the walls of the intestine. We believe that our SQore™ platform is well-positioned versus other approaches, representing a scientifically-validated, well-characterized excipient technology, including ingredients previously used in humans, allowing for low-volume, easy-to-administer SQ formulations across multiple different mAbs.

Intellectual Property

We have developed a strong and differentiated intellectual property position that protects our formulation technology and its potential uses. Currently, we have seven issued U.S. patents shown below as well as six international patents. The issued patents and pending applications, if granted, will expire between 2035 and 2044. A summary of our active intellectual property portfolio is shown below.

Title	Country	Application Number	Patent Number	Granted Claim Type
Viscosity-Reducing Excipient Compounds for Protein Formulations [Foreign counterparts: issued JP6674901B2 and JP6983266B2, issued CA 2951716, issued CN ZL2015800398346; pending in EP, IN, and KR (PCT/US2015/036724)]	U.S.	14/966,549	9,605,051	formulation
	U.S.	15/434,379	9,867,881	formulation
	U.S.	16/284,583	pending	pending
	Canada	2951716	2951716	formulation
	Japan	2016-574175	6674910	formulation
	Japan	2020-039681	6983266	formulation
	China	201580039834.6	ZL 2015 8 0039834.6	formulation
	Korea	10-2017-7001786	102463682	formulation
Excipient Compounds for Biopolymer Formulations	U.S.	15/331,197	10478498	formulation
	U.S.	16/659,046	pending	pending
Excipient Compounds for Biopolymer Formulations	U.S.	63/280,080	pending provisional	pending
Excipient Compounds for Protein Processing	U.S.	15/896,374	11,357,857	formulation
Excipient Compounds for Protein Formulations	U.S.	17/011,014	pending	pending
	U.S.	17/332,521	pending	pending
	U.S.	17/175,162	pending	pending
	U.S.	17/471,518	pending	pending
Stabilizing Excipients for Therapeutic Protein Formulations [Foreign counterparts: issued CA 3030422; pending in KR, EP (PCT/US2017/041691)]	U.S.	15/647,669	10,279,048	formulation
	U.S.	16/354,557	10,610,600	formulation
	U.S.	15/676,168	10,016,513	formulation
	Canada	3030422	3030422	formulation

U.S. Biopharmaceuticals Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics. We, along with our vendors, contract research organizations, or CROs, clinical investigators, and contract manufacturing organizations, or CMOs, will be required to comply with the various preclinical, clinical, manufacturing, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, and biologics under the FD&C Act and the Public Health Service Act, as amended, or the PHSA, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to accept applications, the suspension of review of pending applications, the denial of approval of applications, issuance of clinical holds on proposed or ongoing clinical studies, revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the U.S. For drug product candidates regulated under the FD&C Act, the FDA must approve a New Drug Application, or NDA. For biological product candidates regulated under the FD&C Act and PHSA, the FDA must approve a BLA. The process for obtaining approval for each type of product candidate is similar and generally involves the following:

• completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

• completion of the manufacture, under current Good Manufacturing Practice, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

• submission to the FDA of an IND, which must become effective, typically via the issuance of a Study May Proceed Letter by the FDA or the expiration of a 30 day time period without comment from the FDA, before clinical trials may begin and must be updated annually and when certain changes are made;

• approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

• performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements, including human subject protection requirements, and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

• preparation and submission to the FDA of an NDA or BLA, as applicable;

• a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

• satisfactory completion of one or more FDA pre-approval or pre-license inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biological product’s identity, strength, quality and purity;

• satisfactory completion of an FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;

• payment of user fees for FDA review of the NDA or BLA; and

• FDA review and approval of the NDA or BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies and clinical trials for drugs and biologics

Before testing any drug or biologic in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing may continue after the IND is submitted. The IND becomes effective typically when FDA issues a Study May Proceed Letter but may also become effective, by operation of law, 30 days after receipt by the FDA without such a letter, unless the FDA, within the 30-day time period, issues a clinical hold order. A clinical hold may be issued for a variety of reasons in accordance with regulations set forth at 21 C.F.R. 312.42, including concerns that human research subjects would be exposed to unreasonable health risks or that the study is not adequately designed and well-controlled. FDA may also impose a clinical hold at any time after a trial begins, thereby suspending enrollment and further administration of the investigational drug (unless it would not be safe to do so). FDA must notify the sponsor of the grounds for the hold, and any identified deficiencies must be resolved before the FDA will lift the clinical hold and permit the clinical trial to begin or resume.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA may nevertheless accept the results of the study in support of an NDA or BLA if the study was well-designed and well-conducted in accordance with GCP requirements, including that the clinical trial was performed by a qualified investigator(s); the data are applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, and that the trials were conducted in compliance with all applicable U.S. laws and regulations, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

Phase 2 — Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA or BLA.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of NDA or BLA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. marketing approval for drugs and biologics

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and effectiveness for the requested indications. A BLA is a request for approval to market a new biologic for one or more specified indications and must contain proof of the biologic’s safety, purity and potency for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to demonstrate the safety and effectiveness of a product or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. The FDA must approve an NDA or BLA, as applicable, before a new drug or biologic may be marketed in the United States.

The FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended, or PDUFA, the FDA targets ten months from the filing date in which to complete its initial review of a new molecular entity NDA or BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or BLA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under the PDUFA, each NDA or BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring or other risk-minimization tools.

The FDA may refer an application for a novel drug or biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval.

A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, as amended, or PREA, certain NDAs and BLAs and certain NDA and BLA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, the PREA does not apply to a drug or biologic for an indication for which orphan designation has been granted, except that the PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs and biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product and manufacturing deviations, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Promotional materials for approved drugs and biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or NDA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their CMOs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third party manufacturers that a sponsor may use. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program user fee for any marketed product.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

• restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

• the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

• fines, warning letters or holds on post-approval clinical trials;

• refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

• product seizure or detention, or refusal to permit the import or export of products;

• injunctions or the imposition of civil or criminal penalties;

• consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; and

• mandated modification of promotional materials and labeling and issuance of corrective information.

United States biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States. Biosimilarity, requires, among other things, that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, including that the proposed biosimilar product has the same strength and concentration as the reference biological product. These criteria can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

In contrast to biosimilars, a follow-on version of a previously-approved biological reference product containing alterations to the reference product’s chemical structure, delivery system, or other functional features that provide a clinical benefit over the original reference product (unofficially referred to as a “biobetter”) would not meet the regulatory criteria to be a biosimilar, and the product would be ineligible for approval under the biosimilar pathway of section 42 U.S.C. 351(k).

While the enactment of the BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products, but not for proposed “biobetter” products, there is still considerable uncertainty with respect to the FDA’s approval process. While applications based on biosimilarity may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product, the FDA may refuse to approve an application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the product. In addition, applications based on biosimilarity will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency. Due to the uncertainty surrounding the approval of biosimilar/biobetter products, our product candidates may never result in commercially viable products.

Other regulatory matters

Manufacturing, labeling, packaging, distribution, sales, promotion and other activities of product candidates following product approval or commercialization are also potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject. Additionally, the activities associated with the commercialization of product candidates is subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare and Medicaid Services, an agency within the U.S. Department of Health and Human Services (“CMS”), other divisions of the U.S. Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including state licensing requirements, extensive recordkeeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements may subject firms to legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in statutes, regulations, or the interpretation of existing regulations could impact our business in the future by requiring, for example, with respect to our potential products: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional recordkeeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other healthcare laws

Coverage and reimbursement

Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States and markets in other countries, patients generally rely on these governmental or other payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payers tend to follow CMS to a substantial degree.

Further, due to the ongoing COVID-19 global pandemic, millions of individuals have lost or may lose employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

Payers determining reimbursement level consider multiple factors, including whether the product is:

• a covered benefit under its health plan;

• safe, effective and medically necessary;

• appropriate for the specific patient;

• cost-effective; and

• neither experimental nor investigational.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In August 2022, the Inflation Reduction Act, or IRA, was enacted and established the Medicare Drug Price Negotiation Program, or Negotiation Program, which requires Medicare for the first time to negotiate directly with drug and biological product manufacturers to establish a maximum fair price, or MFP, for certain Medicare Part B and Part D drugs, referred to as selected drugs. The MFP creates a cap on the amount manufacturers can charge Medicare beneficiaries and their providers for selected drugs. To be identified as a selected drug, a drug or biological must be a negotiation-eligible drug, defined as the 50 qualifying single source drugs with the highest total spending over the most recent 12-month period under Part D or Part B (50 for each part), subject to an exemption for small biotech products for 2026-2028. Qualifying single source drugs are drugs that have had market approval for at least 7 years (for drug products) or 11 years (for biological products) that lack a marketed generic or biosimilar product. The IRA excludes from the definition of a “qualifying single source drug”: (1) orphan drugs that are approved to treat only one rare disease or condition, (2) plasma-derived products, and (3) drugs that account for less than $200 million in annual Medicare spending (adjusted annually for inflation).

The IRA also established a process by which a biosimilar manufacturer, who can demonstrate that there is a “high likelihood” that it can bring a biosimilar to market within a year following the publication of the relevant selected drug list, may request a one-year delay in the selection of the reference biological product for the Negotiation Program. If CMS grants the delay and the biosimilar comes to market within the specified timeframe, the reference biological will no longer qualify for Medicare Negotiation and no MFP will be established for the product. The biosimilar can come to market and compete directly with the reference biological product without a price cap. The IRA also provides an opportunity for the biosimilar manufacturer to obtain up to one additional year of delay. If the biosimilar fails to come to market, the reference biological product may be selected for negotiation to establish the MFP. Once established and published, the MFP will set the price cap for the biological product, which will affect Medicare payment for the biosimilar.

For the first year of the Negotiation Program, the Secretary of HHS will select 10 Part D high-expenditure, single-source drugs for negotiation. CMS expects to publish the list of 10 Medicare Part D drugs selected for negotiation in September 2023, thus beginning the negotiation process. The MFPs that are negotiated for these drugs will apply beginning in 2026. The Secretary of HHS will select an additional 15 Part D drugs for negotiation for 2027, 15 Part B and Part D drugs for 2028, and 20 Part B and Part D drugs for 2029 and subsequent initial price applicability years.

Once a negotiation-eligible drug is selected, manufacturers must submit information to CMS relating to costs and other data as part of the negotiation process. Manufacturers who fail to comply with negotiation requirements are subject to an excise tax on all U.S. sales of their products, regardless of the entity to which the selected drug is sold. In the Spring of 2023, CMS plans to issue initial guidance for the Negotiation Program process for initial price applicability year 2026 and invite public comment on key elements, such as the offer and counteroffer process between Medicare and prescription drug companies, and the methodology for applying maximum fair prices.

The IRA also established a requirement for manufacturers to pay rebates on Medicare Part B and Part D drugs for single source drugs and biological products, including certain biosimilars, with prices that increase faster than the rate of inflation. In addition, the IRA redesigned the structure of the Part D program, including to eliminate the Medicare Part D coverage gap and replace the Medicare coverage gap discount program, established by the Affordable Care Act, with a Manufacturer Discount Program that similarly requires manufacturers to offer discounts at the point of sale.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Other healthcare laws and compliance requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services (the “HHS”) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. Our clinical research, sales, marketing, scientific/educational grant programs, collaboration agreements, and partnerships with third-party payers, providers, pharmacy benefit managers, and other entities may be subject to the following laws, each as amended, as applicable:

• the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and providers, prescribers, purchasers and formulary managers, among others, on the other. The U.S. Department of Health and Human Services, Office of Inspector General, or OIG, heavily scrutinizes relationships between pharmaceutical companies and persons in a position to generate referrals for or the purchasing of their products such as healthcare providers and pharmacy benefit managers;

• the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims.

• the False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

• the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

• HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

• the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

• federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

• federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Further, on November 20, 2020, HHS published a rule removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and a manufacturer. However, Congress has since enacted legislation temporarily prohibiting CMS from implementing the rule. Most recently, the Inflation Reduction Act, or IRA, further delayed implementation of the rule until 2032. If the rule is implemented, we may be required to structure our arrangements with pharmacy benefit managers in a way that ensures compliance with all of the elements of any applicable safe harbors.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer.

Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payers, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare reform

Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Following its enaction in 2010, the ACA has subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021, through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through April 1, 2022 due to the COVID-19 pandemic. Reductions of 1% were imposed from April 1 through June 30, 2022. As of July 1, 2022, payment reductions of 2% were reimposed. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average Manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada.

Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Building on many of the concepts described in President Biden’s drug pricing Executive Order, the Inflation Reduction Act, or IRA, was signed into law on August 16, 2022. The IRA established the Medicare Drug Price Negotiation Program, or Negotiation Program, which requires Medicare for the first time to negotiate directly with drug and biological product manufacturers to establish a maximum fair pricing, or MFP, for certain Medicare Part B and Part D drugs, referred to as selected drugs. The MFP creates a cap on the amount manufacturers can charge Medicare beneficiaries and their providers for selected drugs.

To be identified as a selected drug, a drug or biological product must be a negotiation-eligible drug, defined as the 50 qualifying single source drugs with the highest total spending over the most recent 12-month period under Part D or Part B (50 for each part), subject to an exemption for small biotech products for 2026-2028. Qualifying single source drugs are drugs that have had market approval for at least 7 years for drug products or 11 years for biological products that lack a marketed generic or biosimilar product. The IRA excludes from the definition of a “qualifying single source drug”: (1) orphan drugs that are approved to treat only one rare disease or condition, (2) plasma-derived products, and (3) drugs that account for less than $200 million in annual Medicare spending (adjusted annually for inflation).

The IRA also established a process by which a biosimilar manufacturer, who can demonstrate that there is a high likelihood that it can bring a biosimilar to market within a year following the publication of the relevant selected drug list, may request a one-year delay in the selection of the reference biological product for the Negotiation Program. If CMS grants the delay and the biosimilar comes to market within the specified timeframe, the reference biological product will no longer qualify for Medicare Negotiation, and no MFP will be established for the product. The biosimilar can come to market and compete directly with the reference biological product without a price cap. The IRA also provides an opportunity for the biosimilar manufacturer to obtain up to one additional year of delay. If the biosimilar fails to come to market, the reference biological product may be selected for negotiation to establish the MFP. Once established and published, the MFP will set the price cap for the biological product, which will affect Medicare payment for the biosimilar. If an MFP is established for a reference biological product for which we are developing a biosimilar, it may materially and adversely affect the price we receive for any of our product candidates.

For the first year of the Negotiation Program, the Secretary of HHS will select 10 Part D high-expenditure, single-source drugs for negotiation. CMS expects to publish the list of 10 Medicare Part D drugs selected for negotiation in September 2023, thus beginning the negotiation process. The MFPs that are negotiated for these drugs will apply beginning in 2026. The Secretary of HHS will select an additional 15 Part D drugs for negotiation for 2027, 15 Part B and Part D drugs for 2028, and 20 Part B and Part D drugs for 2029 and subsequent initial price applicability years.

Once a negotiation-eligible drug is selected, manufacturers must submit information to CMS relating to costs and other data as part of the negotiation process. Manufacturers who fail to comply with negotiation requirements are subject to an excise tax on all U.S. sales of their products, regardless of the entity to which the selected drug is sold. In the Spring of 2023, CMS plans to issue initial guidance for the Negotiation Program process for initial price applicability year 2026 and invite public comment on key elements, such as the offer and counteroffer process between Medicare and prescription drug companies, and the methodology for applying maximum fair prices.

The IRA also established a requirement for manufacturers to pay rebates on Medicare Part B and Part D drugs for single source drugs and biological products, including certain biosimilars, with prices that increase faster than the rate of inflation. In addition, the IRA redesigned the structure of the Part D program, including to eliminate the Medicare Part D coverage gap and replace the Medicare coverage gap discount program, established by the ACA and described above, with a Manufacturer Discount Program that similarly requires manufacturers to offer discounts at the point of sale. These provisions of the IRA could adversely and materially affect the price we may receive for any of our product candidates.

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

Employees

As of December 31, 2022, we had 12 full-time employees and 1 part-time employee. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. We also maintain a website at https://comeralifesciences.com/. Information contained on our website is not a part of or incorporated by reference into this Report and the inclusion of our website and investor relations website addresses in this Report is an inactive textual reference only.

ITEM 1A. Risk Factors.

Risk Factor Summary

This summary briefly states the principal risks and uncertainties facing our business that could make an investment in our securities speculative or risky, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth immediately following this summary, which is qualified in its entirety by that more complete statement. You should carefully read the entire statement and “Risk Factors” when considering the risks and uncertainties as part of your evaluation of an investment in our common stock.

•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq or that we will be able to regain compliance with the Market Value of Listed Securities standard pursuant to Nasdaq listing rule
5550(b)(2) within the requisite cure period.
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
•
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, inflation, stagflation, supply chain and interest rate pressures, foreign currency exchange rate fluctuations, the ongoing conflict between Russia and Ukraine and political developments in Hong Kong and Taiwan, natural disasters and other macroeconomic and geopolitical events may materially and adversely affect our business and financial results and could cause a disruption to the development of our product candidates.
•
Our success depends on our ability to retain key members of our management team and on our ability to hire, train, retain and motivate new employees.
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.
•
We expect to enter into in-license agreements under which we will acquire rights to use, develop, manufacture and/or commercialize our product candidates. If these collaborations are not successful, our business could be adversely affected.
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
•
We are subject to cybersecurity risks and experienced a diversion of funds through a business email compromise fraud.
•
Our management has limited experience in operating a public company.
•
There may be sales and issuances of a substantial amount of our common stock, including sales, if any, that may be made to Arena pursuant to the Arena Purchase Agreement, and these sales and issuances could dilute the interest of our stockholders and cause the price of our securities to fall.
•
Our product candidates may be subject to government price controls in certain jurisdictions that may affect our revenue.

Risk Factors

In evaluating an investment in our securities, you should carefully review and consider the following risk factors and the other information contained in this Report, including the information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and the accompanying notes to the financial statements, and the other documents we file with the SEC. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair our business or financial condition.

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

We are a preclinical stage biotechnology company and currently do not have any products approved for commercial sale. We have not, and may never, generate revenue from product sales or become profitable. We cannot guarantee that we will ever receive necessary regulatory approvals to commercialize any products. Our ability to become profitable depends upon our ability to generate revenue from services and product sales or execute other business arrangements. Our current product candidates are in various early stages of development and we do not expect to generate any revenue from the sale of approved products in the near future. We do not expect to generate significant additional revenue unless and until we obtain regulatory approval of, and begin to sell, one or more of our products, if approved. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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
•
successfully demonstrate to the satisfaction of the FDA, the European Medicines Agency (“EMA”), or similar foreign regulatory authorities the safety, efficacy, purity and potency, and acceptable risk to benefit profile of our product candidates or any future product candidates;
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

As of December 31, 2022, we had 12 full-time employees and 1 part-time employee. As we continue development of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, commercial and other capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of our management. Our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to these growth activities, including identifying, recruiting, integrating, maintaining, and motivating additional employees, managing our research and development efforts effectively, including the clinical trials and the FDA’s or comparable foreign regulatory authorities’ review process for our product candidates, while complying with our contractual obligations to contractors and other third parties and improving our operational, financial and management controls, reporting systems and procedures. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or could disrupt our operations.

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

We do not believe the cash, cash equivalents, and restricted cash of $2.0 million as of December 31, 2022 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date hereof. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Additional information regarding our ability to continue as a going concern can be found in the notes to the financial statements, included elsewhere in this Report.

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

However, we may not be able to secure funding when we need it or on favorable terms and we may not be able to raise sufficient funds to commercialize our current and future product candidates we intend to develop. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Our future capital requirements will depend on many factors, including:

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

•
macro-economic factors, including inflation, stagflation, supply chain issues and a shortage in the labor market that have impacted local and global economies; and
•
the impact of the COVID-19 pandemic, including as a result of any resurgence in infection rates or new variants, adverse social, political and economic conditions, such as inflation, rising interest rates and the risk of global or regional recession, which may exacerbate the magnitude of the factors discussed above.

Although we entered into the Arena Purchase Agreement with Arena in August 2022, the number of shares of our common stock that we decide to sell to Arena under the Arena Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell all, some or none of the shares of our common stock that may be available to us to sell to Arena pursuant to the Arena Purchase Agreement and, depending on market liquidity at the time, resales of those shares by Arena may cause the public trading price of shares of our common stock to decrease. Because the purchase price per share to be paid by Arena for the shares of our common stock that we may elect to sell to Arena under the Purchase Agreement, if any, will fluctuate based on the market prices of the common stock during the applicable period for each sale made pursuant to the Arena Purchase Agreement, if any, it is not possible for us to predict prior to any such sales the number of shares of our common stock that will ultimately sell to Arena under the Arena Purchase Agreement, the purchase price per share that Arena will pay for the shares purchased from us under the Arena Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases from Arena under the Arena Purchase Agreement, if any.

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

Furthermore, if we were to secure additional capital, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our securities to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest may be diluted, and the terms of those securities may include liquidation or other preferences that may adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

Our PPP Loan was forgiven, but we may still be subject to audit and any resulting adverse audit findings of non-compliance could result in the repayment of a portion or all of the PPP Loan and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

On April 24, 2020, the Company executed a promissory note pursuant to which it received proceeds of $161 thousand under the Paycheck Protection Program (“PPP Loan”) established under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 in response to the COVID-19 pandemic and is administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $161,000 from the PPP Loan. Under the terms of the program, the Company could apply for and be granted forgiveness for all or a portion of the loan, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent and utilities. The Company applied for forgiveness on November 23, 2020. On January 7, 2021, the Company received notice that forgiveness of all amounts due had been approved.

We may be subject to CARES Act-specific lookbacks and audits for six years from the date of forgiveness of the PPP Loan that may be conducted by federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loans and may potentially be subject to civil and criminal fines and penalties. If it is subsequently determined that the PPP Loans must be repaid, we may be required to use a substantial portion of our available cash and/or cash flows from operations to pay interest and principal on the PPP Loans, and any future repayment of such loans, would adversely impact our operations and financial results.

Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effect of the COVID-19 pandemic, political developments, geopolitical unrest or other conflicts or natural disasters in foreign nations, including the ongoing conflict between Russia and Ukraine, political developments in Hong Kong and Taiwan, and inflationary pressures may alter the ways in which we conduct our business operations and manage our financial capacities.

To varying degrees, the ways in which we conduct our business operations and manage our financial capacities are influenced by macroeconomic conditions that affect companies directly involved in or providing services related to the drug and biological product development. For example, real GDP growth, business and investor confidence, the COVID-19 pandemic, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer and business financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect not only our decisions and ability to engage in research and development and clinical trials, but also those of our management, employees, third-party contractors, manufacturers and suppliers, competitors, stockholders and regulatory authorities. Additionally, access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile and at times have adversely affected our access to capital and increased the cost of capital. For example, the ongoing military conflict between Russia and Ukraine, the possibility of a wider European or global conflict, global sanctions imposed in response thereto and the possibility of a global energy crisis resulting therefrom, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products. Moreover, we rely and intend to rely on third parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that receive our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

We may experience delays in initiating or completing our preclinical studies or clinical trials for various reasons, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, will enroll an adequate number of subjects on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

•
we may receive feedback from regulatory authorities that require us to modify the design or implementation of our preclinical studies or clinical trials or to delay or terminate a clinical trial;
•
regulators or IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
the FDA may require us to conduct clinical trials comparing our product candidates against the current standard of care in the U.S.; and
•
the FDA may refuse to file a BLA or NDA within 60 days of our submission if it is incomplete or insufficient.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those that could be caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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
•
general market conditions or extraordinary external events, such as recessions, international conflicts, or a pandemic;
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

Our proposed product candidates may include new versions of existing approved intravenous biological products, with reduced viscosity and other features designed to allow our products to be administered by subcutaneous injection; new improved versions of existing subcutaneous biologics; or biosimilar versions of existing subcutaneous biologics. Thus, the success of our product candidates will depend primarily on our products demonstrating advantages over the existing products in terms of safety, efficacy, convenience, or other factors. If FDA and other regulatory authorities do not approve our products with labeling that allows us to promote such advantages, we may not be able to compete with the existing reference biologic products. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale with desirable labeling regarding advantages of our products, they still may not gain acceptance among physicians, patients, third-party payers, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not grow or maintain profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payers will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. Physicians and healthcare providers earn revenue from intravenous infusion procedures and may be reluctant to switch patients to products that allow in-home self-administration. If public perception is influenced by claims that the use of our products is unsafe, our products, once approved, may not be accepted by the general public or the medical community. Future adverse events could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates.

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

Market participants, such as our direct and indirect competitors and activist stockholders, may propose a variety of actions for our company, including seeking to acquire a controlling stake in our company, engaging in proxy solicitations, involving themselves in the governance and strategic direction of our company, or otherwise attempting to effect changes at our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company or changes to our business strategy. Such campaigns can be led by stockholders that have interests that are different from the majority of our stockholders and our board of directors and may not be in the best interests of the company. Responding to proxy contests and other actions by stockholders can be costly and time-consuming, could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, and otherwise adversely affect our operations, financial condition and the value of our securities.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The coronavirus pandemic is evolving, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus or other pandemic, epidemic or other outbreak of an infectious disease impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. The spread of an infectious disease could adversely impact our preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the virus if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we or our collaborators may experience delays in initiating studies, protocol deviations, enrolling clinical trials, or dosing of patients in clinical trials as well as in activating new trial sites. COVID-19 or a future pandemic or outbreak of an infectious disease may also affect employees of third-party contract research organizations located in affected geographies that we or our collaborators rely upon to carry out clinical trials. Any negative impact COVID-19 or a future pandemic or outbreak of an infectious disease has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Risks Related to Our Strategic Agreements and Relationships with Third Parties

We expect to enter into in-license agreements under which we will acquire rights to use, develop, manufacture and/or commercialize product candidates. If these collaborations are not successful, our business could be adversely affected.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of any future collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization summarized and described in this document also apply to the activities of our collaborators.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any CMO, with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

There has been heightened governmental scrutiny in the United States, China, the European Union, Japan and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act. enacted in August 2022, established the Medicare Drug Price Negotiation Program, or Negotiation Program, which requires Medicare for the first time to negotiate directly with drug and biological product manufacturers to establish a maximum fair price, or MFP, for certain Medicare Part B and Part D drugs, referred to as selected drugs. The MFP creates a cap on the amount manufacturers can charge Medicare beneficiaries and their providers for selected drugs. If a reference biological product for which we are developing a biosimilar becomes a selected drug under the Negotiation Program, and an MFP is established, this will create a Medicare price cap for the selected drug, and this will have an impact on the price of the biosimilar, which may adversely affect what we are able to negotiate with partners to develop the biosimilar. Although a biosimilar manufacturer may be able to delay and even preclude the establishment of an MFP by obtaining a delay in the negotiation of the reference biological product MFP and coming to market within one or two years of the reference biological product becoming a selected drug, if we or our partners are unable to obtain a delay in the negotiation and bring a biosimilar to market in this timeframe, an MFP will be established for the referenced biological product and this Medicare price cap may adversely affect the price of the biosimilar and our ability to successfully commercialize the biosimilar.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. The Consolidated Appropriations Act, enacted on December 29, 2022, includes the Food and Drug Omnibus Reform Act, or FDORA, which enhances the FDA’s authority over the post-approval study requirements for an accelerated approval and specifically authorizes FDA to establish a target date for study completion. FDORA also established a withdrawal process for an accelerated approval if the confirmatory studies are not completed by a pre-set target date for study completion. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product, if approved. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and we may not be able to complete any required post-approval confirmatory studies within a receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, the CMS stated that drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, HHS published a rule removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, Congress has since enacted legislation temporarily prohibiting CMS from implementing the rule. Most recently, the Inflation Reduction Act, or IRA, enacted in August 2022, further delayed implementation of the rule until 2032. The effect of these legislative and executive activities on our business model and operations is currently unclear.

The IRA also established a requirement for manufacturers to pay rebates on Medicare Part B and Part D drugs for single source drugs and biological products, including certain biosimilars, with prices that increase faster than the rate of inflation. In addition, the IRA redesigned the structure of the Part D program, including to eliminate the Medicare Part D coverage gap and replace the Medicare coverage gap discount program, established by the ACA and described above, with a Manufacturer Discount Program that similarly requires manufacturers to offer discounts at the point of sale.

The IRA also established the Medicare Drug Price Negotiation Program, or Negotiation Program, which requires Medicare for the first time to negotiate directly with drug and biological product manufacturers to establish a maximum fair price, or MFP, for certain Medicare Part B and Part D drugs, referred to as selected drugs. The MFP creates a cap on the amount manufacturers can charge Medicare beneficiaries and their providers for selected drugs. To be identified as a selected drug, a drug or biological must be a negotiation-eligible drug, defined as the 50 qualifying single source drugs with the highest total spending over the most recent 12-month period under Part D or Part B (50 for each part), subject to an exemption for small biotech products for 2026-2028. Qualifying single source drugs are drugs that have had market approval for at least 7 years (for drug products) or 11 years (for biological products) that lack a marketed generic or biosimilar product.

The IRA also established a process by which a biosimilar manufacturer, who can demonstrate that there is a high likelihood that it can bring a biosimilar to market within a year following the publication of the relevant selected drug list, may request a one-year delay in the selection of the reference biological product for the Negotiation Program. If CMS grants the delay and the biosimilar comes to market within the specified timeframe, the reference biological will no longer qualify for Medicare Negotiation and no MFP will be established for the product. The biosimilar can come to market and compete directly with the reference biological product without a price cap. The IRA also provides an opportunity for the biosimilar manufacturer to obtain up to one additional year of delay. If the biosimilar fails to come to market, the reference biological product may be selected for negotiation to establish the MFP. Once established and published, the MFP will set the price cap for the biological product, which will affect Medicare payment for the biosimilar.

For the first year of the Negotiation Program, the Secretary of HHS will select 10 Part D high-expenditure, single-source drugs for negotiation. CMS expects to publish the list of 10 Medicare Part D drugs selected for negotiation in September 2023, thus beginning the negotiation process. The MFPs that are negotiated for these drugs will apply beginning in 2026. The Secretary of HHS will select an additional 15 Part D drugs for negotiation for 2027, 15 Part B and Part D drugs for 2028, and 20 Part B and Part D drugs for 2029 and subsequent initial price applicability years.

Once a negotiation-eligible drug is selected, manufacturers must submit information to CMS relating to costs and other data as part of the negotiation process. Manufacturers who fail to comply with negotiation requirements are subject to an excise tax on all U.S. sales of their products, regardless of the entity to which the selected drug is sold. In the Spring of 2023, CMS plans to issue initial guidance for the Negotiation Program process for initial price applicability year 2026 and invite public comment on key elements, such as the offer and counteroffer process between Medicare and prescription drug companies, and the methodology for applying maximum fair prices.

If CMS establishes an MFP for a reference biological product for which we are developing a biosimilar, the MFP could have an adverse effect on our ability to successfully commercialize a biosimilar.

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

We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business in those markets. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, HIPAA, as amended by HITECH, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules published in January 2013 (commonly referred to as the “Final HIPAA Omnibus Rule”), imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule. There are European and other foreign law equivalents of each of such laws with similar requirements. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.

European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (the “EU”), including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”), which imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”). The GDPR is directly applicable in each EU member state and is extended to the EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR implements more stringent operational requirements than its predecessor legislation. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. For example, the GDPR applies extraterritorially, requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data (including data from clinical trials), requires the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training, and data audit. The GDPR provides that EEA countries may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU upheld the adequacy of the Standard Contractual Clauses (“SCCs”), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. New SCCs were adopted by the European Commission on June 4, 2021, replacing the 2001, 2004, and 2010 SCCs that were previously in use. Use of the SCCs must nonetheless now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain.

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

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, and customer data processed by us or third-party vendors or suppliers, and experienced a diversion of funds through a business email compromise fraud, and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating its business.

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

In February 2022, we became aware that we had been a victim of a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved impersonation of one of our senior personnel through unauthorized access to his email account which resulted in a diversion of funds to unknown parties and a loss of $136,000 for the year ended December 31, 2021. Subsequent to December 31, 2021, as part of the same incident, an additional $590,000 was diverted, resulting in a total loss of $726,000, before we became aware of the problem. We notified federal law enforcement and the relevant bank involved, which are working with us to recover the amount lost. At this time, we have recovered insurance proceeds of $300,000 to partially offset the loss. We retained a technology consulting company to assist in our cyber investigation and remedial measures. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security and training measures, including full penetration test of our network, enacted multi-factor authorization protocols, implemented an employee education program, and implementing improvements to current network.

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

We will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”). As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. The increased costs will increase the Company’s net loss. For example, these rules and regulations could make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and as a result, we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for the us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand its employee base and hire additional employees to support our operations as a public company, which will increase its operating costs in future periods.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and our publicly traded warrants to purchase common stock (the “Public Warrants”) are listed on Nasdaq. There can be no assurance that we will continue to meet Nasdaq’s listing standards. On November 18, 2022, we received a letter from the listing qualifications department staff of Nasdaq notifying us that, for the then prior 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) was below the minimum $35 million required for continued listing on Nasdaq, pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rule 5810(c)(3)(C), we have 180 calendar days, or until May 17, 2023 (the “Compliance Period”), to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at or above $35 million for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the Compliance Period. We may also regain compliance by meeting the continued listing standard of a minimum stockholders’ equity of at least $2.5 million. If we do not regain compliance by May 17, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel. If we do not regain compliance, we and our stockholders could face significant material adverse consequences, including:

•
a limited availability of market quotations for its securities;
•
reduced liquidity for its securities;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;
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

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and financial condition.

We are required to provide management’s attestation on internal controls pursuant to the requirements of Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). The standards required for a public company under Section 404(a) are significantly more stringent than those that were required of Legacy Comera as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective or may result in a finding that there is a material weakness in our internal controls over financial reporting, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our common stock and the Public Warrants has fluctuated and may continue to fluctuate significantly due to the market’s reaction to the Transaction and general market and economic conditions. An active trading market for our common stock and the Public Warrants may never develop or, if developed, it may not be sustained. In addition, the price of our common stock and the Public Warrants can vary due to general economic conditions and forecasts, our general business condition and the release of its financial reports. If its securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of its securities may be more limited than if it were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your Company securities unless a market can be established or sustained.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our common stock or the Public Warrants could decline.

The trading market for our common stock and the Public Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of our company, our common stock and the Public Warrants price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our common stock and Public Warrants adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of our common stock and Public Warrants would likely decline. If any analyst who may cover us fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of common stock or Public Warrants to decline.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Transaction, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

We cannot predict if investors will find our securities less attractive because it relies on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market and share price for our common stock or Public Warrants may be more volatile. Once we cease to qualify as an emerging growth company, we will incur increased legal, accounting and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Our amended and restated certificate of incorporation contain anti-takeover provisions that could adversely affect the rights of our stockholders.

Our amended and restated certificate of incorporation contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

•
provisions that authorize its board of directors, without action by its stockholders, to issue additional shares of our common stock and preferred stock with preferential rights determined by its board of directors;
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

These provisions could have the effect of depriving our stockholders of an opportunity to sell their common stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of its directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our amended and restated certificate of incorporation provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provide that unless we consent in writing to the selection of an alternative forum, and subject to applicable jurisdictional requirements, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, the Company’s amended and restated certificate of incorporation, or (4) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then the United States District Court for the District of Delaware or another court of the State of Delaware). Our amended and restated certificate of incorporation also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our amended and restated certificate of incorporation provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on our business and operating results. The ongoing COVID-19 pandemic or a future pandemic or outbreak of an infectious disease may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. In addition, natural disasters, international conflicts, acts of terrorism or war could cause disruptions in our remaining manufacturing operations, our or our customers’ or channel partners’ businesses, suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 12 Gill Street, Suite 4650, Woburn, Massachusetts. Our current lease for approximately 6,000 square feet of office and lab space will expire in June 2024. The lease agreement provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises. Our future minimum lease payments under the lease agreement are as follows:

Year	Amounts
2023	$217,545
2024	123,077
Total	$340,622

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and the Public Warrants trade on Nasdaq Capital Market (“Nasdaq”) under the symbols CMRA and CMRAW, respectively.

Holders

As of March 15, 2023 there were 67 holders of record of our common stock and 10 holders of the Public Warrants.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

The Arena Purchase Agreement

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 31, 2022, the Company entered into the Arena Purchase Agreement with Arena. As of March 17, 2023, the Company has sold an aggregate of 512,985 shares of its Common Stock at a weighted average price of approximately $1.71 per share for aggregate gross proceeds of approximately

$879 thousand pursuant to the Arena Purchase Agreement. The purchase price of the shares sold to Arena was equal to 96% of the simple average of the daily VWAP of the Company’s Common Stock immediately preceding the time of sale, as computed under the Arena Purchase Agreement. The issuances of the shares of the Company’s Common Stock pursuant to the Arena Purchase Agreement were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Transaction, the use of “our”, “we” and words of similar import in this Item 7 refer to our predecessor, Legacy Comera.

Overview

Comera is a preclinical stage biotechnology company dedicated to promoting a compassionate new era in medicine by applying a deep knowledge of formulation science and technology to transform essential biologic medicines from intravenous (“IV”) to subcutaneous (“SQ”) forms. Although Comera’s product candidates are at the preclinical stage and none have been approved for commercial sale, Comera’s internal portfolio of proprietary techniques known as the SQoreTM platform, is designed to potentially transform essential biologic medicines from IV to SQ forms, optimize current versions of subcutaneous biologics, and produce biosimilar versions of existing subcutaneous products. If successful, this transformation in administration could provide patients using biological products through intravenous infusion, and their families, the freedom of self-injectable care which, Comera believes, would allow them to enjoy both the potential benefits of biologic treatments and the potential of their own lives while simultaneously lowering healthcare costs. To accomplish this, Comera is developing an internal portfolio of proprietary therapeutic product candidates using our innovative proprietary formulation platform, SQoreTM. Comera also collaborates with pharmaceutical and biotechnology companies, applying the SQoreTM platform to our partners’ biologic medicines to deliver enhanced SQ formulations.

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

In 2021, we brought on a new leadership team and carried out a transition of our business model. We shifted away from simple “fee for services” formulation work and focused our efforts on engaging with higher-value-add partners in integrated, collaborative projects to develop formulations for their key products. We are currently working with multiple companies under research and development service agreements. These agreements typically have a term of less than 12 months and provide for an initial payment by the company of a fee to us for the evaluation by us of our proprietary technology for viscosity reduction with the other company’s proprietary biotherapeutic agent. The agreements set forth the detailed research plans and the related timeline for completion of the research. The agreements provide that each party retains ownership of its technology throughout the process. Upon completion of the project, the parties may negotiate in good faith the terms of a license agreement. If the parties do not successfully negotiate a license, each party retains ownership of its technology and neither party may use the joint invention. Because these research and development service agreements may result in the future negotiation and execution of licensing agreements, we believe these projects provide far greater opportunities for generating revenue. When we meet our partners’ defined project criteria for the formulations, we will seek a license agreement to receive license fees, milestone payments, and longer-term and more stable royalty revenue on commercial assets that are vital to our partners.

On April 30, 2021, we completed a corporate reorganization (the “Reorganization”) and, on January 7, 2022, we changed our name to Comera Life Sciences, Inc. to emphasize our vision of a compassionate new era in medicine.

On May 19, 2022, we consummated an acquisition of all of the issued and outstanding shares of OTR Acquisition Corp. (“OTR”) and Legacy Comera. The transaction was accounted for as a reverse recapitalization.

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

The Transaction

On May 19, 2022 (the “Closing Date”), we consummated a business combination (the “Transaction”), in accordance with the Business Combination Agreement dated January 31, 2022 (as amended on May 19, 2022, the “Business Combination Agreement”) by and among the Company, Legacy Comera, OTR, CLS Sub Merger 1 Corp., a Delaware corporation, (“Comera Merger Sub”), and CLS Sub Merger 2 Corp., a Delaware corporation (“OTR Merger Sub”). Pursuant to the Business Combination Agreement, CLS Sub Merger 1 Corp. merged with and into Legacy Comera and CLS Sub Merger 2 Corp. merged with and into OTR, resulting in Legacy Comera and OTR becoming a wholly-owned subsidiaries of Holdco.

The Transaction was accounted for as a reverse recapitalization because Legacy Comera has been determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction was treated as Comera issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded. All outstanding equity instruments, prior to the Transaction, have been retroactively adjusted to share amounts reflecting the Company’s current capital structure, including adjustments based on the exchange ratio (“Exchange Ratio”) established in the Transaction. Accordingly, certain amounts have been reclassified and adjusted to reflect the reverse recapitalization pursuant to the Transaction for all periods presented within the consolidated balance sheets and statements of convertible preferred stock, stockholders’ deficit and members’ equity. See Notes 1, 2 and 3 to our consolidated financial statements elsewhere in this Report for additional information.

Financial Overview

Revenue

Through December 31, 2022, we have generated revenue from research agreements with various partners. These arrangements generally represent formulation development collaborations with rights to negotiate product-specific licenses for a broad spectrum of protein-based therapeutics. Initially, arrangements have provided compensation for research efforts. The arrangements also provide that if the research efforts are successful, additional development and commercialization arrangements may be separately negotiated and executed, which may include upfront payments, milestones, and royalties on commercial sales. We generally expect revenue to increase as we execute additional research agreements and as planned development and collaboration arrangements are executed.

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If development efforts for our pipeline programs are successful and result in regulatory approval, we may generate product revenue in the future if our commercialization efforts are successful.

Cost of Revenue

Cost of revenue generally consists of personnel expenses (comprised of salaries, bonuses, employee benefits and stock-based compensation expenses), and direct materials costs, third-party laboratory costs, and other costs necessary to complete the research arrangements. In addition, costs include allocated depreciation of laboratory equipment and amortization of leasehold improvements, and certain overhead expenses including facilities costs. Costs associated with revenue are recorded as the research is performed. We generally expect cost of revenue to increase as revenue increases, however margin on our customer contracts may vary widely.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include D&O insurance and professional fees for legal, consulting, accounting and audit services. In addition, general and administrative expenses also include costs incurred in connection with the Transaction, expenses primarily related to advisory, legal, and accounting fees.

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

Revenue Recognition and Contract Balances

The Company’s principal sources of revenue during the years ended December 31, 2022 and 2021, were derived from research and development service agreements with customers.

At inception, management determines whether contracts are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), or other topics, including ASC 808, Collaborative Arrangements (“ASC 808”). For contracts or units of account that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which management expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, management applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Identification of Performance Obligations. Performance obligations promised in a contract are identified at contract inception based on the goods and services that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. In general, the Company’s contracts typically contain one performance obligation to perform research services on behalf of its customers, which are generally performed over a short period of time, typically less than twelve months. These contracts typically include rights to negotiate for a license or other products and services upon completion of the research services.

Transaction Price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. The Company’s contracts typically contain upfront payments or fees for research services.

Research and Development Services. The promises under the Company’s arrangements generally include research and development services to be performed by the Company on behalf of the counterparty. Payments or reimbursements from customers resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. The Company uses an input method, according to the ratio of direct labor hours incurred to the total direct labor hours expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. Reimbursements from and payments to the counterparty that are the result of a collaborative relationship, instead of a customer relationship, such as co-development activities, are recognized as the services are performed and presented as a reduction to research and development expense. To date, the Company has determined that all arrangements which include research and development services have been transacted with customers and recognized on a gross basis using ASC 606.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

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

Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

The following table sets forth our results of consolidated operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Revenue	$633,102	$319,832	$313,270	98%
Cost of revenue	210,390	161,008	49,382	31%
Operating expenses:
Research and development	1,739,833	1,752,669	(12,836)	(1)%
General and administrative	10,652,894	3,941,783	6,711,111	170%
Total operating expenses	12,392,727	5,694,452	6,698,275	118%
Loss from operations	(11,970,015)	(5,535,628)	(6,434,387)	116%
Other (expense) income, net	(6,034,083)	83,850	(6,117,933)	(7,296)%
Net loss and comprehensive loss	$(18,004,098)	$(5,451,778)	$(12,552,320)	230%

Revenue

Revenue was $633 thousand for the year ended December 31, 2022, compared to $320 thousand for the year ended December 31, 2021. The increase of $313 thousand is primarily related to an increase in research activities performed under customer contracts during the year ended December 31, 2022.

Cost of Revenue

Cost of revenue was $210 thousand for the year ended December 31, 2022, compared to $161 thousand for the year ended December 31, 2021. The increase of $49 thousand is primarily related to higher direct labor costs incurred during the year ended December 31, 2022, due to an increase in research activities performed under customer contracts which had more favorable margins compared with the prior period.

Research and Development Expenses

The following table sets forth our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Employee related	$934,064	$1,257,231	$(323,167)	(26)%
Lab supplies and materials	394,600	230,829	163,771	71%
Occupancy and facility related	167,374	156,174	11,200	7%
Other	243,795	108,435	135,360	125%
Total research and development expense	$1,739,833	$1,752,669	$(12,836)	(1)%

Research and development expenses were $1.7 million for the year ended December 31, 2022, compared to $1.8 million for the year ended December 31, 2021. The decrease of $13 thousand is primarily related to stock compensation expense recorded in the prior period related to the vested awards in connection with the corporate reorganization (the “Reorganization”), when the Company underwent a conversion from an LLC to a corporation. This is partially offset by an increase in lab supplies and materials of $164 thousand, as well as an increase in payroll and benefits. The increase in lab supplies and materials is primarily associated with an increase in research activities in the year ended December 31, 2022 as compared to the year ended December 31, 2021 as the Company continues to develop its platform.

General and Administrative Expenses

General and administrative expenses were $10.7 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021. The increase of $6.7 million is primarily related to $1.5 million of transaction related expenses, along with increases in expenses in connection with the Company’s growth and preparation to, and subsequent running of, a public company. These increases include $1.3 million of consulting fees, $1.3 million of accounting fees, $847 thousand of legal fees, and $214 thousand of patent fees. In addition, there were increases related to directors and officers liability insurance of $1.6 million, including $634 thousand associated with a tail policy related to the Transaction. The increase was also due to higher payroll and benefits expenses and additional headcount as of December 31, 2022, partially offset by stock compensation expense recorded in December 31, 2021 related to the vested awards in connection with the Reorganization.

Other Income (Expense), Net

For the year ended December 31, 2022, total other expense, net of $6.0 million was primarily comprised of $6.6 million expense related to stock issuance costs which exceeded the net tangible assets received from the Transaction, $1.0 million expense related to the Arena Purchase Agreement (the “Arena Purchase Agreement”), and a $590 thousand loss from payments related to a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties which was partially offset by $164 thousand of insurance proceeds for a net loss of $426 thousand. These expenses were partially offset by a $2.0 million decrease in fair value of the Company’s derivative warrant liabilities which were assumed in the Transaction.

For the year ended December 31, 2021, total other income, net of $84 thousand primarily consisted of a $161 thousand gain on debt extinguishment resulting from forgiveness of the Company’s notes payable issued under the Paycheck Protection Program which was established as part of the Coronavirus Aid, Relief and Economic Security Act and is administered by the U.S. Small Business Administration, offset by $77 thousand change in fair value of convertible notes.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any products approved for sale and have not generated any revenue from product sales. As of December 31, 2022, we have generated revenue from research agreements with various partners. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of one or more of our current or future pipeline programs as well as continued successful execution of pharmaceutical research collaborations and subsequent execution of collaboration programs. Our net loss was $18.0 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $34.9 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our technology platform and conduct research and development activities on our pipeline programs. In addition, we expect our expenses to significantly increase as our pipeline programs advance into clinical development and eventual regulatory approval stages. If we obtain marketing approval for any of our pipeline programs, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of December 31, 2022, the Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or cash flows.

On January 2, 2023, we entered into the purchase agreement (the “2023 PIPE Purchase Agreement”) with the purchasers party thereto (the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers in a private placement of our securities (the “January 2023 PIPE Financing”) an aggregate of 2,406,242 Units (“Units”), each Unit consisting of (i) one share of our common stock and (ii) one warrant (the “2023 PIPE Warrants”) to purchase two shares of our common stock (the “Warrant
Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per Private Placement Warrant.

Upon the execution of the 2023 PIPE Purchase Agreement on January 2, 2023, $1.5 million of current restricted cash was released and reclassified as cash. The total gross proceeds collected from the January 2023 PIPE Financing was $3.6 million, all of which is classified as cash as of January 2, 2023.

We will receive up to an aggregate of $127.0 million if all of the outstanding Public Warrants and $5.9 million if all of the outstanding 2023 PIPE Warrants are exercised for cash. However, we will only receive such proceeds if and when the warrant holders exercise such warrants, and we believe the likelihood that holders of the Public Warrants will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. The closing price of Comera common stock on Nasdaq on December 31, 2022 was $1.23, which is $10.27 below the exercise price of the Public Warrants. If the market price for Comera common stock does not increase from the current level, it is unlikely that any of the Public Warrants will be exercised.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, government and other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, pipeline programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or pipeline programs that we would otherwise prefer to develop and market ourselves.

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

We do not believe the cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents, and restricted cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(9,771,770)	$(3,757,949)
Net cash used in investing activities	(28,607)	(142,013)
Net cash provided by financing activities	5,242,469	10,279,675
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,557,908)	$6,379,713

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $9.8 million which consisted of a $18.0 million net loss, partially offset by $5.7 million of net noncash adjustments and $2.4 million of changes in operating assets and liabilities. Our noncash adjustments were primarily comprised of $6.6 million related to stock issuance costs in excess of gross proceeds associated with the Transaction and a $1 million private placement of our common stock entered into with Maxim Group LLC immediately prior to the Transaction (the “Maxim Private Placement”) and $650 thousand related to noncash common stock issuance costs related to the Arena Purchase Agreement, partially offset by $2.0 million decrease in fair value of the derivative warrant liabilities. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases of $863 thousand in accounts payable, $789 thousand in accrued expenses and other current liabilities, $800 thousand in prepaid expenses and other current assets, and $144 thousand in deferred revenue, partially offset by an increase of $34 thousand in accounts receivable.

During the year ended December 31, 2021, net cash used in operating activities was $3.8 million which consisted of a $5.5 million net loss and partially offset by $1.1 million of net noncash adjustments and $574 thousand of changes in operating assets and liabilities. Our noncash adjustments were primarily comprised of $1.1 million of stock-based compensation expense, $86 thousand in depreciation expense, and $77 thousand of change in fair value of convertible notes, partially offset by $161 thousand of gain on debt extinguishment. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase of $319 thousand in accounts payable, $400 thousand in accrued expenses and other current liabilities, $231 thousand in prepaids and other current assets, and a decrease of $110 thousand in accounts receivable and $29 thousand in deferred revenue.

Investing Activities

The cash outflows from investing activities for the years ended December 31, 2022 and 2021 related to the purchase of property, plant, and equipment.

Financing Activities

Cash from financing activities during the year ended December 31, 2022 was $5.2 million, driven by $3.3 million of net proceeds received from the Transaction and Maxim Private Placement, $1.5 million of advanced deposits related to the January 2023 PIPE Financing, $829 thousand of proceeds from the Arena Purchase Agreement, and $660 thousand of proceeds from the exercise of stock options, and partially offset by $1.1 million of repayments under our insurance premium financing arrangement.

Financing activities during the year ended December 31, 2021 was $10.3 million, driven by $9.3 million of net proceeds from the issuance of preferred stock, $750 thousand of proceeds from the issuance of convertible notes, and $180 thousand of proceeds from the exercise of stock options.

Known Trends, Events and Uncertainties

Other than as discussed elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Report.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item 8 are presented at the end of this Report starting on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies (Instruction 1 to Item 308, Regulation S-K).

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth the persons who serve as our executive officers and directors. For periods prior to the closing of the Transaction, the use of “our”, “we” and words of similar import in this Item 10 refer to our predecessor, Legacy Comera.

Name	Age	Position
Executive Officers:
Jeffrey S. Hackman . . . . . . . . . . . . . . . . . . . .	61	Chairman, President, Chief Executive Officer and Director
Neal Muni, MD . . . . . . . . . . . . . . . . . . . . . . .	49	Executive Vice President and Chief Operating Officer
Dr. Robert Mahoney . . . . . . . . . . . . . . . . . . .	59	Chief Scientific Officer
Michael G. Campbell, CPA . . . . . . . . . . . . .	55	Executive Vice President and Chief Financial Officer
Janice McCourt . . . . . . . . . . . . . . . . . . . . . . .	61	Chief Business Officer
Class I Directors:
Rev. Dr. Jim Sherblom . . . . . . . . . . . . . . . . .	67	Director
Stuart Randle . . . . . . . . . . . . . . . . . . . . . . . . .	63	Director
Class II Directors:
Jeffrey S. Hackman . . . . . . . . . . . . . . . . . . . .	61	Chairman, President, Chief Executive Officer and Director
Edward Sullivan, CPA . . . . . . . . . . . . . . . . .	60	Director
Class III Directors:
Roopom Banerjee, MPP . . . . . . . . . . . . . . . .	46	Director
Kirsten Flowers . . . . . . . . . . . . . . . . . . . . . . .	48	Director
William A. Wexler . . . . . . . . . . . . . . . . . . . .	63	Director

Management

Jeffrey S. Hackman has served as the President, Chief Executive Officer and as a member of our board of directors since September 2021. Prior to joining Comera, he was President of U.S. Operations from 2019 to 2021 for EUSA Pharma, a global pharmaceutical company focused on cancers and rare diseases. Previously, from 2017 to 2018, Mr. Hackman filled several roles at Aegerion Pharmaceuticals Inc., a biopharmaceutical company, finishing as acting CEO of its parent company, Novelion Therapeutics Inc. (NVLNF). Under his leadership, Novelion reached profitability. He joined Novelion from Shire Inc., a biopharmaceutical company, where he had been Senior VP and Head of U.S. Internal Medicine / Oncology Franchise from 2016 to 2017. Previously, he established the North American oncology commercial division for Baxalta, a biopharmaceutical company, following two years leading US commercial operations for Sigma Tau, a research-based pharmaceutical company. He has also held senior roles in several other pharmaceutical companies. Mr. Hackman is well qualified to serve as our President and Chief Executive Officer and as a director due to his extensive industry experience in senior management and leadership positions.

Neal Muni, MD, MD MSPH, has served as our Executive Vice President and Chief Operating Officer since September 2021. Concurrently, Dr. Muni retains his role as Managing Director of RTK Group, LLC, a family-office backed biopharma advisory and venture fund, which he has held since December 2019; Advisor and Acting Chief Medical Officer to Unravel Biosciences, Inc., a therapeutics company, which he has held since May 2021; partner and advisor to Romeg Therapeutics, LLC, a specialty pharmaceutical company, which he has held since May 2015; advisor to Limax Biosciences, Inc., a bioadhesive device company, which he has held since October 2021; advisor to Azurity Pharmaceuticals, Inc. a privately-held pharmaceutical company focusing on 505(b)(2) therapeutics, where he held the position of President and CEO from July 2014 to January 2020; and has been a Visiting Scholar at Harvard University’s Wyss Institute of Biologically Inspired Engineering since October 2020. Under Dr. Muni’s tenure at Azurity as CEO, he led two successful private equity transactions including recapitalization and company sale, and oversaw the FDA approval and commercial launch of two pipeline drugs in the infectious disease and pediatric cardiology markets, as well as four IND filings. Dr. Muni also previously served as an engagement manager at the healthcare investment bank Leerink Swann (now SVB Leerink). Dr. Muni’s notable other experience includes over 20 years of ongoing affiliation with Harvard Medical School and three of its leading teaching hospitals, including the Brigham and Women’s Hospital, Dana Farber Cancer Center, and Brigham Faulkner Hospital as Associate Physician and Instructor in Medicine, and his prior appointment to the FDA as a Medical Officer in the Division of Cardiovascular Devices, serving as the lead medical reviewer for drug-eluting intracoronary stents.

Dr. Robert Mahoney has served as our Chief Scientific Officer since October 2021, as a member of our advisory board from 2014 to May 2022, and as Comera’s Vice President of Research & Development since 2014. Dr. Mahoney has spent over 25 years leading the development and commercialization of disruptive new products and processes for industries including pharmaceuticals, agrochemicals, oilfield technologies, water treatment, and process treatment. From 2015 to 2017 he served as Vice President of Research & Development at Crop Enhancement Inc., an agriculture technology corporation, where the nontoxic barrier coating CropCoat® was developed and commercialized as an alternative to pesticides to increase yields in cocoa, coffee, citrus, and other high value crops. Prior to that, he served as Vice President of Research & Development at Soane Energy, a specialty materials company, under David Soane, leading to the outlicense and deployment of an innovative self-suspending proppant technology. Prior to joining Dr. Soane at Soane Energy, he was Vice President of Research & Development at Polymer Ventures, Inc., which produces and distributes polymer additives, from 1996 to 2009 where he led the design and commercialization of many new specialty polymer products. Previously, Dr. Mahoney was a Senior Research Chemist at Nalco Water, an Ecolab Company (NYSE: ECL) from 1991 to 1996 where he developed new performance additives for water purification and treatment. Dr. Mahoney received his Ph.D. in physical organic chemistry from the University of Colorado at Boulder and has authored over 50 U.S. patents, plus additional publications, and presentations.

Michael G. Campbell, CPA has served as our Chief Financial Officer since June 2022 and served as Interim Chief Financial Officer prior to that since April 2022. He previously served as a consultant through Monomoy Advisors LLC, a finance, strategy, human resources and operations advisory firm. Previously, Mr. Campbell filled several senior finance leadership roles at Ortho Clinical Diagnostics (OCDX), a medical equipment manufacturing company, from 2014 to 2021, including serving in the Office of the CFO and as Vice President, Corporate Controller and Head of Global Tax. From 1995 to 2014, Mr. Campbell held various senior leadership positions across the Global Finance organization within Boston Scientific Corporation (BSX), a biomedical/biotechnology engineering firm and multinational manufacturer of medical devices, including Vice President of Investor Relations between 2012 and 2014 and regional CFO as Vice President of Finance, Asia Pacific and Emerging Markets based in Singapore from 2008 to 2012. In this position, he was responsible for the financial leadership and oversight of all business segments covering more than 40 countries, including start-up organizations in China and India. Prior to Boston Scientific, Mr. Campbell worked as a Financial and Information Systems Assurance Manager at Ernst & Young, a multinational professional services partnership. Mr. Campbell received a B.S. degree in Accountancy from Bentley University and is a Certified Public Accountant.

Janice Marie McCourt has served as our Chief Business Officer since November 2022. Prior to joining Comera, Ms. McCourt was the Chief Business and Corporate Development Officer at Lyvgen Biopharma Co., (“Lyvgen”) Ltd since June 2021, a private biotechnology company focused on developing innovative immuno-oncology therapies, where she focused on corporate strategy, business and clinical operations, finance, corporate development, alliance management, negotiation of partnerships, licensing deals and research and development collaborations. Prior to Lyvgen, Ms. McCourt served as the Chief Corporate Development Officer at Cato Bioventures and Vice President of Sales and Marketing at Cato Research, a global contract research and development organization, from 2019 to 2021 where she led commercial strategy and development; as Executive VP of Business Development & Alliances for Nighthawk Biosciences Inc. (formerly Heat Biologics Inc.) (NYSE American: NHWK), a U.S. biotechnology company focused on immunotherapy from 2016 to 2019; as Chief Corporate Development Officer for Edgemont Pharmaceuticals LLC, a biotechnology company focused on neuroscience from 2015 to 2016; as Vice President of Business Development for Agenus Inc. (NASDAQ: AGEN), a biotechnology company focused on immunotherapy from 2013 to 2015; and as Chief Business Officer for Amakem Therapeutics, a kinase platform company focusing on new treatments for ophthalmology and respiratory conditions from 2007 to 2012.

Ms. McCourt also served as Senior Vice President of Business Development and Marketing for Ingenix Pharmaceutical Services, Inc. from January 2003 to January 2007, a health care information, technology and research company and a wholly owned subsidiary of UnitedHealth Group Inc. Prior to Ingenix, from January 2002 to May 2003, Ms. McCourt served as Vice President of Corporate Development and Marketing at ActivBiotics, Inc., a biotechnology company focused on developing and commercializing antibiotics and combination therapies for the treatment of acute and chronic infections. Ms. McCourt’s prior biotechnology and pharmaceutical experience also includes roles in business development, marketing, medical affairs, training, corporate communications, and investor relations at Praecis Pharmaceuticals Inc., a biotechnology company focused on the development of novel compounds to address unmet medical needs or improve existing therapies as Chief Commercial Officer from 1998 to 2002 and Abbott Laboratories/Takeda Global from 1991 to 1998.

Ms. McCourt holds a B.S.in Pharmacy, with a specialization in Industrial Pharmacy from the Massachusetts College of Pharmacy and Health Sciences, and graduated summa cum laude with an MBA from the University of Phoenix in General Management.

Board of Directors

Rev. Dr. Jim Sherblom has served as a member of our board of directors since January 2021. Until February 2022, he also served as our Executive Chairman, leading our corporate reorganization and Series B fundraising effort, repositioning our mission and vision, recruiting a new senior management team, building out a diverse and inclusive board of directors, and seeking future funding. Dr. Sherblom has served as a member of the Holdco Board since May 2022. We are proud to have such an unusual and timely set of skills and life experiences available as we enter this compassionate new era in medicine. From 1980 to 1983 he worked for Bain and Company, a management consulting firm, in Boston, London, and Munich. From 1984 to 1989 he served as Senior Vice President and Chief Financial Officer of Genzyme Corporation (Nasdaq:GENZ), a biotechnology company, and successfully transitioned Genzyme from a private to a public company. From 1989 to 1993 Dr. Sherblom served as Chairman and CEO of Transgenic Sciences Inc. (Nasdaq: TSI), a biotechnology company, which he also transitioned to public company status. For fifteen years, from 1996 to 2011, he was the founding Managing Partner of Seaflower Ventures, a life sciences venture fund. From 2005 to 2015, he also served as Senior Minister at First Parish Unitarian Universalist in Brookline, MA. Since 2016 Dr. Sherblom has been focused on his investments in three private technology oriented social impact companies: GrainPro Inc., which produces and distributes hermetic post-harvest solutions addressing hunger and extreme poverty in the developing world; Connected Homecare, which utilizes proprietary software and smart phones to monitor and provide better care for patients at home; and Comera. Dr. Sherblom holds a B.A. from Yale, an MBA from Harvard, and a Master’s in Divinity and Doctor of Ministry from Andover Newton Theological School. Dr. Sherblom is well-qualified to serve as our director due to his extensive experience in senior management, finance, strategy, and investment, as well as the compassionate vision he brings to the industry.

Stuart Randle has served as a member of our board of directors since June 2021. Mr. Randle has 30 years of biomedical experience including as Division President of Baxter Healthcare and its spin-off Allegiance Healthcare from 1993 to 1998, President and CEO of ACT Medical, a medical device company, from 1998 to 2001, President and CEO of GI Dynamics Inc. (ASX: GID) from 2004 to 2014, and most recently, President and CEO of Ivenix, Inc., a medical technology manufacturer, from 2015 to 2018. He serves on the Board of Directors of Teleflex (NYSE: TFX) and Beacon Roofing Supply (Nasdaq: BECN) and was previously on the Boards of Flex Pharma (Nasdaq: FLKS), Specialized Health Products International, Inc. (OTCBB: SHPI), and GI Dynamics Inc. (ASX: GID). He was also an Entrepreneur-in-Residence for Advanced Technology Ventures, LP, a healthcare and IT venture capital firm. Mr. Randle holds a B.S. from Cornell University and MBA from Northwestern University. Mr. Randle is well-qualified to serve as our director due to his extensive experience in industry senior management.

Edward Sullivan, CPA, has served as a member of our board of directors since September 2021. Mr. Sullivan began his career with KPMG, a global network of professional firms providing audit, tax, and advisory services, in 1985 as an auditor and retired from KPMG in 2020. He is a comprehensive business strategist and financial expert with 35 years of experience advising public and private companies at all stages of development from early stage, pre-IPO businesses to multi-billion-dollar market cap public companies. He has counselled multinational corporations in various industries and advised businesses through years of growth and transformational change. Mr. Sullivan holds a B.S.in Accounting from Bryant University. Mr. Sullivan is well-qualified to serve as our director due to his extensive strategic and financial experience.

Roopom Banerjee MPP, has served as a member of our board of directors since September 2021. Mr. Banerjee has over 25 years of experience spanning corporate strategy, investment banking, private equity, company formation, operating leadership and scientific research. Mr. Banerjee is the Founder and Managing Partner of WhiteLeaf Advisors, an advisory firm for healthcare clients in biotechnology, medical devices, tools and diagnostics, since 2017, a Senior Advisor to Bain Capital, a management consulting firm, since 2020 and an Operating Partner at CRG Investments, a private investment firm, since 2018. Previously, Mr. Banerjee was President and CEO of Raindance Technologies, a company specialized in the development and application of droplet microfluidic technology, from 2010 to 2016, which pioneered the first liquid biopsy blood tests for noninvasive cancer detection, Director of Investment Banking at Leerink Swann, an investment bank, from 2005 to 2009, a Management Consultant at McKinsey, a consulting firm, from 1999 to 2005, and a Summer Associate at Goldman Sachs in 1998. Mr. Banerjee started his career as a scientist at the Dana Farber Cancer Institute, Whitehead Institute/MIT Center for Genome Research, and Massachusetts General Hospital. Mr. Banerjee holds dual B.S. degrees in Biology and Economics from Massachusetts Institute of Technology, and a Master’s in Public Policy from Harvard University. Mr. Banerjee is well-qualified to serve as our director due to his extensive management, strategic, and investment experience.

Kirsten Flowers has served as a member of our board of directors since August 2021. Since January 2020, Ms. Flowers has served as the Chief Commercial Officer of Kura Oncology, Inc. (Nasdaq: Kura), a biotechnology company, and brings more than 15 years of pharmaceutical and biotech experience. She has been the Chief Commercial Officer for Kura since January 2020 and previously served as Senior Vice President of Commercial Operations at Array Biopharma Inc. (Nasdaq: ARRY), (“Array”) a biopharmaceutical company, from 2017 to 2019 where she built and led the commercial organization that delivered the successful launch of Braftovi® + Mektovi® for patients with BRAF-mutant melanoma. Before joining Array, Kirsten was with Pfizer Inc. (NYSE: PFE), a pharmaceutical and biotechnology company, where she held several leadership positions, including the U.S. commercial lead for the launch of the blockbuster drugs IBRANCE® in breast cancer and INLYTA® in renal cell carcinoma. Ms. Flowers also serves on the board of directors for PMV Pharmaceuticals, Inc. (Nasdaq: PMVP). Ms. Flowers earned her MBA from Harvard Business School, and her B.S. in Molecular & Cellular Biology and Psychology from the University of Arizona. Ms. Flowers is well-qualified to serve as our director due to her extensive industry commercialization and launch experience.

William A. Wexler has served as a member of our strategic advisory board since November 17, 2020 and as a member of our board of directors since May 2022. Over the course of his career, Mr. Wexler has worked on over 150 individual projects, serving in various capacities including as Chairman, Chief Executive Officer, Chief Restructuring Officer and other designated roles of senior responsibility. Since April 2017, he has served as Chairman of the Board and in August 2017 he was also appointed Chief Executive Officer of Homer City Holdings, LLC, a holding company which owns and operates a multiple unit merchant power plant located in Pennsylvania. From July 2012 to December 2019, he served in various roles, including as Chairman of the Board, interim Chief Executive Officer, Chief Executive Officer and sole director and shareholder representative of Upstate New York Power Producers, Inc., a holding company that owned and operated power plants throughout upstate New York. In May 2016, he helped facilitate a sale of the company to an energy-specific hedge fund, generating a significant aggregate return to shareholders. From January 2012 to April 2013, Mr. Wexler served as Chief Restructuring Officer of VMR Electronics, LLC, a manufacturer of cable assembly products for the electronics interconnect industry. Between 2006 and 2011, he served as a Managing Director and national finance practice lead at BBK, Ltd., a turn-around advisory firm. From 2002 to 2005, he served as group Managing Director of corporate restructuring at Huron Consulting Group, LLC. From 2000 to 2002, he was a Managing Director at Berenson Minella & Co., a boutique investment-banking firm. Between 1986 and 2000 he served as a Senior Director at BNP Paribas, where he established and led Paribas Properties, Inc., a real estate investment arm of the bank, and also where he was a lead officer of the then newly created U.S. asset workout group. Mr. Wexler started his professional career in 1981 in commercial lease brokerage, asset management and investment sales at Jones Lang Wootton (now Jones Lang LaSalle) where he worked until 1986. He earned a B.A. in Political Science from Johns Hopkins University.

Corporate Governance

We have structured our corporate governance in a manner we believe will closely align our interests with those of our stockholders. Notable features of this corporate governance include:

•
we have independent director representation on our audit, compensation and nominating and corporate governance committees;
•
our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
•
at least one of our directors, Edward Sullivan, qualifies as an “audit committee financial expert” as defined by the SEC; and

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which is staggered in three classes, and each director has been assigned to one of the three classes. At each annual meeting of stockholders, a class of directors will be elected for a 3-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the year 2023 for Class I directors, 2024 for Class II directors and 2025 for Class III directors. Our Class I directors consist of Rev. Dr. Jim Sherblom and Stuart Randle; our Class II directors consist of Jeffrey S. Hackman and Edward Sullivan; and our Class III directors consist of Roopom Banerjee, MPP, Kirsten Flowers and William A. Wexler.

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

Audit Committee

Our audit committee consists of Edward Sullivan (Chair), Kirsten Flowers, and Roopom Banerjee. Our board of directors has determined that each member is independent under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Our board of directors has determined that Edward Sullivan is an “audit committee financial expert” within the meaning of SEC regulations. Our board of directors has also determined that each member of the audit committee has the requisite financial expertise required under the applicable Nasdaq requirements. In arriving at this determination, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm.

Specific responsibilities of our audit committee include:

•
selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing policies on risk assessment and risk management;
•
reviewing related party transactions;
•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•
approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Roopom Banerjee (Chair), Kirsten Flowers and Stuart Randle. Our board of directors has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Service Code of 1986, as amended (“the Code”). The primary purpose of the compensation committee is to discharge the responsibilities of our board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee includes:

•
reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;
•
reviewing and recommending to the our board of directors the compensation of our directors;
•
reviewing and approving, or recommending that our board of directors approve, the terms of compensatory arrangements with our executive officers;
•
administering our stock and equity incentive plans;
•
selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;
•
reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;
•
reviewing and establishing general policies relating to compensation and benefits of our employees; and
•
reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Stuart Randle (Chair), Edward Sullivan, and William A. Wexler. Our board of directors has determined that each member is independent under Nasdaq listing standards.

Specific responsibilities of our nominating and corporate governance committee include:

•
identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors;
•
evaluating the performance of our board of directors and of individual directors;
•
reviewing developments in corporate governance practices;
•
evaluating the adequacy of our corporate governance practices and reporting;
•
reviewing management succession plans; and
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Risk Oversight

We do not have a standing risk management committee, but rather administer this oversight function directly through our board of directors as a whole, as well as through various standing committees that address risks inherent in their respective areas of oversight. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our compensation committee is responsible for overseeing the management of risks relating to executive compensation plans and arrangements and assesses and monitors whether compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors leadership structure.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of business conduct and ethics is posted on the corporate governance section of our corporate website at https://comeralifesciences.com/. The information on any of our websites is deemed not to be incorporated in this Report or to be part of this Report.

Delinquent Section 16(a) Reports

Our executive officers and directors and persons who own beneficially more than 10% of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the SEC. They must also furnish copies of these reports to us. Based solely on a review of those reports and written representations from the reporting persons, we believe that for our 2022 fiscal year our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except as provided herein. Each of Edward Sullivan, Roopom Banerjee, Kirsten Flowers, James Sherblom and Stuart Randle, our current non-employee directors, and Barbara Finck and John Yee, our former non-employee directors, each failed to disclose one transaction that should have been disclosed on a Form 4 on a timely basis. Each of these individuals have since filed a Form 5 on a timely basis to disclose the omitted transaction. Each of David Soane and The Soane Family Trust, Charles Cherington, 10% beneficial owners, and Michael G. Campbell, our chief financial officer, did not timely file a Form 3 due on May 29, 2022, but has subsequently filed such Form 3.

ITEM 11. Executive Compensation.

Executive Summary

This section discusses the material components of our executive compensation program. As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. These three current officers are referred to as our named executive officers.

In 2022, our “named executive officers” and their positions were as follows:

•
Jeffrey Hackman, Chief Executive Officer, President and Director
•
Michael Campbell, Chief Financial Officer and Executive Vice President
•
Neal Muni, MD, Chief Operating Officer and Executive Vice President

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option	Non-equity incentive plan compensation	All Other Compensation	Total ($)
				Awards ($)(1)	($)(2)	($)
Jeffrey Hackman Chief Executive Officer (3)	2022	400,000	—	535,200	—	—	935,200
	2021	132,543	51,052	161,640	—	—	345,235
Michael Campbell, Chief Financial Officer(4)	2022	201,882	—	954,900	—	—	1,156,782
	2021	—	—	—	—	—	—
Neal Muni, MD Chief Operating Officer(5)	2022	350,000	—	89,200	—	—	439,200
	2021	106,178	45,989	121,230	—	—	273,397

________

(1) Amounts reflect the full grant-date fair value of stock options granted, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For more information, see footnote 2 “Basis of Presentation and Significant Accounting Policies— Stock-Based Compensation Expense” found elsewhere in this Report.

(2) In Furtherance of the Company’s cash conservation efforts and to align the interests of the named executive officers with those of the Company’s stockholders, our board of directors decided not to grant any cash bonuses to the named executive officers for the fiscal year ended December 31, 2022. In lieu of a cash bonus, on February 14, 2023, our board of directors awarded each of the named executive officers the following options to purchase shares of our common stock at an exercise price equal to the grant date fair value of $1.30 per share:

Name	Option
Awarded in Lieu of a Cash Bonus
Jeffrey Hackman	100,000
Michael Campbell	25,000
Neal Muni	100,000

________

Twenty-five percent of the shares underlying such options vest on February 14, 2024, with the remaining shares vesting on a monthly basis on the 14th day of each month thereafter.

(3) Mr. Hackman became our Chief Executive Officer on September 1, 2021.

(4) Mr. Campbell became our Chief Financial Officer on June 15, 2022.

(5) Mr. Muni became our Chief Operating Officer on September 13, 2021.

Narrative Disclosure to Summary Compensation Table

2022 Base Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2022 annual base salaries for our named executive officers were:

Name	2022 Annual Base Salary
($)
Jeffrey Hackman	400,000
Michael Campbell	375,000
Neal Muni	350,000

2022 Non-Equity Incentive Compensation

We pay cash incentive compensation to reward our executives for their performance over the fiscal year, based on performance goals established by our board of directors. For the year ended December 31, 2022, the Compensation Committee of the Board approved the following target bonuses for each named executive officer: up to 50% of Mr. Hackman’s base salary, up to 40% of Mr. Campbell’s base salary and up to $140,000 for Mr. Muni.

Equity Compensation

We grant stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program pursuant to the Comera Life Sciences Holdings, Inc. 2022 Equity and Incentive Plan (the “2022 Plan”). The 2022 Plan is administered by our board of directors or a committee appointed by it to administer the 2022 Plan. Typically, options granted under the 2022 Plan vest as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following three years, subject to the holder’s continued employment with us, and expire ten years after the date of grant. Our stock options are intended to qualify as “incentive stock options” to the extent permitted under the Code.

The following table sets forth the stock options granted to our named executive officers during 2022. These options were granted under the 2022 Plan, with exercise prices equal to the fair market value of our common stock on the date of grant. The number of securities reflected in the table below represent shares of our common stock.

Named Executive Officer	2022 Stock Options
Granted
Jeffrey Hackman	300,000 (1)
Michael Campbell	450,000 (1)
Neal Muni, MD	50,000 (1)

________

(1) The option vests (subject to continued service)as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following three years.

In furtherance of our cash conservation efforts and to align the interests of the named executive officers with those of our stockholders, our board of directors decided to grant, in lieu of a cash bonus, options to purchase shares of our common stock,

which were granted on February 14, 2023.

Other Elements of Compensation — Employee Benefits and Perquisites

Health/Welfare Plans. During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table summarizes the number of shares of our common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022. The number of securities underlying unexercised options as of December 31, 2022, represent shares of our common stock.

Name	Grant Date	Underlying Unexercised Options(#) Exercisable	Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration
				($)	Date
Jeffrey Hackman	9/16/2021 (1)(2)	86,749	190,849	0.59	9/16/2031
	8/09/2022 (1)(3)	—	300,000	2.77	8/9/2032
Michael Campbell	6/15/2022 (1)(3)	—	450,000	3.72	6/15/2032
Neal Muni, MD	9/16/2021(1)(2)	65,062	143,136	0.59	9/16/2031
	8/09/2022 (1)(3)	—	50,000	2.77	8/9/2032

________

(1) 25% of the underlying shares of the option (subject to continued service)vests on the first anniversary of the date of grant and in equal monthly installments over the following three years.

(2) Originally issued pursuant to the Comera Life Sciences, Inc. 2021 Stock Option and Grant Plan (the “2021 Plan”).

(3) Issued pursuant to the 2022 Plan.

Employment Offer Letters

Each of the named executive officers has entered into an offer letter agreement with us. The employment of each officer is “at will” and the agreement may be terminated by either party, with or without cause, without the payment of any severance. In addition, Mr. Campbell entered into an offer letter agreement with us subsequent to the Closing of the Transaction.

Pursuant to Mr. Hackman’s offer letter, Mr. Hackman is entitled to an initial annual base salary of $400,000 and he is also eligible for a performance-based cash bonus of up to $140,000, each subject to adjustment from time to time, at the board’s discretion. For the year ended December 31, 2021, Mr. Hackman received a bonus equal to $51,052 and his target bonus for the year ended December 31, 2022 was increased to 50% of his base salary.

Pursuant to Mr. Campbell’s offer letter, he is entitled to an initial annual base salary of $375,000 and a target bonus of 40% of his base salary (pro-rated in 2022), with the payment amount based upon performance as determined by the Company’s board of directors. Mr. Campbell’s base salary and target bonus are subject to adjustment from time to time in the board’s discretion.

Pursuant to Dr. Muni’s offer letter, Dr. Muni is entitled to an initial annual base salary of $350,000 and he is also eligible for a performance-based cash bonus of up to $140,000, each subject to adjustment from time to time, at the board’s discretion. For the year ended December 31, 2021, Dr. Muni received a bonus equal to $45,989.

Executive Employment Agreements

We do not currently have employment agreements with any of our executive officers. Each of Jeffrey S. Hackman, Michael Campbell and Neal Muni, our named executive officers, have entered into offer letter agreements with us. We intend to negotiate new employment agreements with our named executive officers at some point in the future. Such agreements will be entered into only with the approval of our Compensation Committee. For more information related to the offer letter agreements, see the section herein titled “Item 11. Executive Compensation — Employment Offer Letters”.

Severance and Change in Control Arrangements with our Named Executive Officers

The employment of each of our named executive officers is at-will. Each of Mr. Hackman’s and Dr. Muni’s offer letters provide that if he is terminated “for cause” or resigns without “good reason” (as such terms are defined in the offer letter), he is paid his accrued but unpaid salary and reimbursement for any business expense (collectively, the “accrued obligations”). If either of Mr. Hackman or Dr. Muni is terminated “without cause” or resigns for “good reason”, he will receive payments that equal the accrued obligations and six months of base salary as of the termination date, subject to execution, delivery and non-revocation of a separation agreement and release and compliance with restrictive covenant obligations set forth in the offer letter, with payments to commence within 60 days of the termination date and be made on the normal payroll schedule.

Mr. Campbell’s employment offer letter provides that in the event of Mr. Campbell’s termination without cause or his resignation for good reason (each as defined in his offer letter), in either case, Mr. Campbell will receive continued payment of his base salary for 180 days following termination; provided, however, that if Mr. Campbell’s employment is terminated by the Company without cause prior to the first anniversary of his start date, Mr. Campbell will receive continued payment of his base salary for 90 days following termination. Mr. Campbell’s right to receive severance payments pursuant to the terms of the offer letter is conditioned upon his: (i) entering into and complying with the terms of a separation agreement and release and (ii) compliance with his restrictive covenant obligations (as defined in his offer letter) in all respects.

Director Compensation

During 2022, our non-employee directors received the following cash and equity compensation for their service in such capacity.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	($)(2)(3)	($)	($)
Barbara Finck, MD(1)	48,333	—	—	48,333
Edward Sullivan, CPA	62,917	—	—	62,917
James Sherblom	81,250	—	—	81,250
John Yee, MD(1)	48,333	—	—	48,333
Kirsten Flowers	58,542	—	—	58,542
Roopom Banerjee, PhD	62,917	—	—	62,917
Stuart Randle	73,125	—	—	73,125
William A. Wexler	23,333	25,063	—	48,396

______

(1) Resigned as of January 4, 2023.

(2) The table below shows the aggregate number of option awards held as of December 31, 2022 by each of our current non-employee directors who was serving as of that date.

Name	Number of Shares Underlying Options
Outstanding as of December 31, 2022
Barbara Finck	37,111
Edward Sullivan, CPA	44,981
James Sherblom	36,241
John Yee, MD	41,608
Kirsten Flowers	44,981
Roopom Banerjee, PhD	44,981
Stuart Randle	44,981
William A. Wexler	14,200

______

(3) Amounts reflect the full grant-date fair value of stock options granted, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For more information see footnote 2 “Basis of Presentation and Significant Accounting Policies—Stock-Based Compensation Expense” found elsewhere in this Report.

Effective June 1, 2022, our board of directors approved a compensation program under which our non-employee directors are entitled to receive the following annual cash retainer and committee fees for their service as directors:

•
for service as a director, an annual retainer of $40,000;
•
for service as lead independent director, an annual retainer of $65,000;
•
for service as a chair of the audit committee, $20,000;
•
for service as a member of the audit committee other than as chair,$10,000;
•
for service as a chair of the compensation committee, $15,000;
•
for service as a member of the compensation committee other than as chair,$7,500;
•
for service as a chair of the nominating committee, $10,000; and
•
for service as a member of the nominating committee other than as a chair, $5,000.

In addition, our board of directors approved the following equity compensation program for non-employee directors effective as of June 1, 2022:

•
an initial stock option award to purchase 14,200 shares of our common stock will be made to each non-employee director upon their initial election to the board of directors and such options will have a three year vesting period, with one-third of the shares vesting on the one year anniversary of the date of grant and the remaining shares vesting monthly thereafter, in each case, subject to continued service as a non-employee director; and
•
an annual stock option award to purchase 7,100 shares of our common stock (with no proration for directors initially elected in the twelve months preceding the date of the annual award) and such options will vest on the one-year anniversary of the date of grant subject to continued service as a non-employee director.

Options awarded to non-employee directors will: (i) have a term of ten years, (ii) have an exercise price equal to the closing price on the date grant and (iii) be subject to the terms and conditions of the 2022 Plan.

On February 14, 2023, our board of directors approved a temporary modification to our compensation program for non-employee directors. Effective as of January 1, 2023 and continuing until the date that we receive at least $10.0 million (the “Funding Threshold”) from (i) gross proceeds from sales of our securities; (ii) revenues pursuant to contracts with strategic partners; and/or (iii) grants from government agencies or non-profit organizations (the “Modification Period”), the Company will cease to pay any cash compensation to non-employee directors and in lieu of such cash compensation, promptly after the filing of the Company’s Form 10-Q or Form 10-K, as applicable, for the preceding quarter, starting with the Form 10-Q for first quarter of 2023, the board of directors shall grant to each non-employee director a stock option to purchase a number of shares of our common stock equal in value (using a Black-Scholes model) to the amount of cash that would otherwise be payable to such director for such quarter pursuant to our compensation program for non-employee directors, multiplied by 1.5.

For the avoidance of doubt, each quarterly option grant during the Modification Period will only be made with respect to each full fiscal quarter during the Modification Period and for the fiscal quarter in which the Funding Threshold is achieved, the Company will revert back to the compensation program for non-employee directors and pay its non-employee directors cash compensation for that quarter. Each quarterly option granted during the Modification Period will have an exercise price per share equal to the closing price of our common Stock on the date of grant, be fully vested on the date of grant, have a term of ten years and be subject to the terms and conditions of the 2022 Plan. The temporary modification to the compensation program for our non-employee directors does not modify the elements of the program that relate to (i) annual grants of stock options for non-employee directors or (ii) stock options granted to non-employee directors upon their initial election to the board of directors.

Promptly after the expiration of the Modification Period, the Company shall make a cash payment to each non-employee director equal to 50% of the cash that would have been paid to such non-employee director for each full fiscal quarter during the Modification Period if the temporary modification had never been implemented.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 6, 2023 by:

•
each person who is known by Holdco to be the beneficial owner of more than 5% of issued and outstanding shares of our common stock on an as-converted to our common stock basis;
•
each named executive officer of Holdco; and
•
all executive officers and directors of Holdco as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Beneficial ownership below includes shares that may be issuable to a person pursuant to the terms of the earn-out provision of the Business Combination Agreement (the “Earn-Out Shares”).

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 22,302,693 shares of our common stock and 4,305 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) issued and outstanding as of January 20, 2023 (all of which are held by Maxim Partners LLC), representing 342,754 votes on an as converted basis, for an aggregate of 22,645,447 total votes as of March 6, 2023.

	Common Stock		% of Total
Name of Beneficial Owner(1)	Shares	Percent	Voting Power
Named Executive Officers and Director
Rev. Dr. James Sherblom(2)	710,724	3.2%	3.1%
Jeffrey S. Hackman(3)	157,482	*	*
Neal Muni, MD(4)	82,412	*	*
Michael G. Campbell, CPA	25,000	*	*
Stuart Randle(5)	165,512	*	*
Edward Sullivan, CPA(6)	57,388	*	*
Roopom Banerjee, MPP(7)	85,261	*	*
Kirsten Flowers(8)	64,990	*	*
William A. Wexler(9)	62,245	*	*
All executive officers and directors as a group (11 persons)	1,552,776	6.8%	6.7%
5% or More Holders
David Soane et al.(10)	4,509,208	19.9%	19.6%
Phoenix Venture Partners LP(11)	3,830,836	17.2%	16.9%
OTR Acquisition Sponsor LLC(12)	1,305,917	5.9%	5.8%
Purchase Capital LLC(13)	1,184,393	5.1%	5.1%
OTR Founders LLC(14)	1,645,000	6.9%	6.8%
Cherington et al.(15)	4,434,410	18.6%	18.4%
IAF, LLC(16)	2,170,180	9.3%	9.2%
Freebird Partners LP(17)	1,313,423	5.7%	5.6%

________

* Indicates less than 1%

(1) Unless otherwise noted, the business address of each of our stockholders listed is c/o Comera Life Sciences Holdings Inc., 12 Gill Street, Suite 4650, Woburn, Massachusetts 01801.

(2) Consists of (a) 452,244 shares of our common stock, (b) 162,162 shares of our common stock subject to warrants exercisable for $1.23 per share, (c) 13,288 shares of our common stock subject to stock options exercisable for $0.59 per share and 1,183 shares of our common stock exercisable for $1.30 per share, in each case within 60 days of March 6, 2023 and (d) 81,847 Earn-Out Shares.

(3) Consists of (a) 47,600 shares of our common stock and (b) 109,882 shares of our common stock subject to stock options exercisable for $0.59 per share within 60 days of March 6, 2023.

(4) Consists of 82,412 shares of our common stock subject to stock options exercisable for $0.59 per share within 60 days of March 6, 2023.

(5) Consists of (a) 42,469 shares of our common stock, 67,566 shares of our common stock subject to warrants exercisable for $1.23 per share and 2,213 Earn-Out Shares held directly by Stuart Randle,(b) 12,369 shares of our common stock subject to stock options exercisable for $0.59 per share and 1,183 shares of our common stock exercisable for $1.30 per share, in each case within 60 days of March 6, 2023 held directly by Stuart Randle, and (c) 31,647 shares of our common stock and 8,065 Earn-Out Shares held by The Stuart A. Randle Trust of 1998 (the “Randle Trust”). Stuart Randle, a director of Holdco, is the trustee of the Randle Trust and may be deemed to indirectly beneficially own the shares of our common stock held by the Randle Trust.

(6) Consists of (a) 19,665 shares of our common stock, (b) 21,958 shares of our common stock subject to warrants exercisable for $1.23 per share, (c) 12,369 shares of our common stock subject to stock options exercisable for $0.59 per share and 1,183 shares of our common stock exercisable for $1.30 per share, in each case within 60 days of March 6, 2023, and (c) 2,213 Earn-Out Shares.

(7) Consists of (a) 28,956 shares of our common stock, (b) 40,540 shares of our common stock subject to warrants exercisable for $1.23 per share, (c) 12,369 shares of our common stock subject to stock options exercisable for $0.59 per share and 1,183 shares of our common stock exercisable for $1.30 per share, in each case within 60 days of March 6, 2023, and (d) 2,213 Earn-Out Shares.

(8) Consists of (a) 22,199 shares of our common stock, (b) 27,026 shares of our common stock subject to warrants exercisable for $1.23 per share, (c) 12,369 shares of our common stock subject to stock options exercisable for $0.59 per share and 1,183 shares of our common stock exercisable for $1.30 per share, in each case within 60 days of March 6, 2023, and (d) 2,213 Earn-Out Shares.

(9) Consists of (a) 11,062 shares of our common stock (b) 50,000 shares of our common stock subject to warrants exercisable for $11.50 per share and (c) 1,183 shares of our common stock subject to options exercisable for $1.30 per share, within 60 days of March 6, 2023.

(10) Consists of (a) 470,007 shares of our common stock and 119,779 Earn-Out Shares held by David Soane, (b) 2,673,274 shares of our common stock, 135,134 shares of our common stock subject to warrants exercisable for $1.23 per share, and 663,288 Earn-Out Shares, held by The Soane Family Trust, (c) 84,431 shares of our common stock, 135,134 shares of our common stock subject to warrants exercisable for $1.23 per share and 4,298 Earn-Out Shares, in each case, held by each of The Alexander V. Soane 2019 Irrevocable Trust and The Nicholas V. Soane 2019 Irrevocable Trust (together with The Soane Family Trust, the “Soane Trusts”). David Soane is the trustee of each of the Soane Trusts and may be deemed to indirectly beneficially own the shares of our common stock held thereby. The business address for each of the Soane Trusts and David Soane is c/o Soane Labs, LLC, 380 NE 72nd Terrace, Miami, Florida 33138. The information provided herein is based on an Amendment No. 1 to a Schedule 13D filed by David Soane and The Soane Family Trust with the SEC on January 6, 2023.

(11) Consists of 3,052,835 shares of our common stock and 778,001 Earn-Out Shares held by Phoenix Venture Partners LP (the “Phoenix Fund”). Phoenix General Partner LLC is the sole general partner of the Phoenix Fund and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, these shares on behalf of the Phoenix Fund. Phoenix Fund disclaims beneficial ownership of the listed shares of our common stock, except to the extent of its pecuniary interest therein. The business address of the beneficial owners named herein is 1700 El Camino Real, Suite 355, San Mateo, California 94402. The information provided herein is based on a Schedule 13G filed by the Phoenix Fund and Phoenix General Partner LLC with the SEC on May 31, 2022.

(12) The business address of the stockholder is 1395 Brickell Avenue, Suite 800, Miami, Florida 33131. (13) Consists of (a) 421,759 shares of our common stock and (b) 762,634 shares subject to warrants to purchase our common stock at an exercise price of $11.50 per share. The business address of the stockholder is 1395 Brickell Avenue, Suite 800, Miami, Florida 33131.

(14) Consists of (a) 245,000 shares of our common stock and (b) 1,400,000 shares of our common stock subject to warrants exercisable for $11.50 per share. The business address of the stockholder is 1221 Brickell Avenue, Suite 2660, Miami, Florida 33131.

(15) Consists of (a) 1,276,398 shares of our common stock, 1,486,486 shares of our common stock subject to warrants exercisable for $1.23 per share and 116,782 Earn-Out Shares held directly by Charles Cherington, (b) 1,011,089 shares of our common stock and 257,672 Earn-Out Shares held by Cherington Holdings LLC, (c) 75,968 shares of our common stock and 19,360 Earn-Out Shares, in each case held by each of the Ashley S. Pettus 2012 Irrevocable Trust FBO Benjamin P. Cherington and Ashley S. Pettus 2012 Irrevocable Trust FBO Henry S. Cherington, and (d)75,967 shares of our common stock and 19,360 Earn-Out Shares held by the Ashley S. Pettus 2012 Irrevocable Trust FBO Cyrus B. Cherington (together with the Ashley S. Pettus 2012 Irrevocable Trust FBO Benjamin P. Cherington and Ashley S. Pettus 2012 Irrevocable Trust FBO Henry S. Cherington, the “Cherington Trusts”). Charles Cherington is the trustee of each of the Cherington Trusts and a partner of Cherington Holdings LLC, and may be deemed to beneficially own the shares of our common stock held thereby. The business address of Charles Cherington, Cherington Holdings LLC and each of the Cherington Trusts is c/o ARA Partners, 222 Berkeley Street, Suite 1270, Boston, MA 02116. The information disclosed herein is based on an Amendment No.1 to Schedule 13D filed by Charles Cherington with the SEC on January 6, 2023.

(16) Consists of (a) 1,010,583 shares of our common stock, (b) 1,033,782 shares of our common stock subject to warrants exercisable for $1.23 per share, and (c) 125,815 Earn-Out Shares. David W. Laughlin is the Sole Manager of IAF, LLC and may be deemed share beneficial ownership of the securities held of record thereby. Mr. Laughlin disclaims beneficial ownership in the securities held by IAF, LLC, except to the extent of any pecuniary interest therein. The business address of each of IAF, LLC and Mr. Laughlin is 15 Church Street, Charleston, South Carolina 29401.

(17) Consists of (a) 529,856 shares of our common stock, (b) 743,242 shares of our common stock subject to warrants exercisable for $1.23 per share, and (c) 40,325 Earn-Out Shares. Freebird Investments LLC serves as the general partner of Freebird Partners LP. Mr. Curtis Huff is the sole member and 100% owner of Freebird Investments LLC, the President of Freebird Partners LP and the Managing Member of Freebird Investments LLC. By virtue of these relationships, each of Freebird Investments LLC and Mr. Huff may be deemed to share beneficial ownership of the securities held of record by Freebird Partners LP. The business address of each of Freebird Partners LP, Freebird Investments LLC and Curtis Huff is 2800 Post Oak Blvd, Suite 2000. The information disclosed herein is based on a Schedule 13G filed by Freebird Partners LP, Freebird Investments LLC and Curtis Huff with the SEC on January 10, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of the Transaction, Legacy Comera maintained the 2021 Plan. All awards under the 2021 Plan that were outstanding as of the close of the Transaction continue to be governed by the terms, conditions and procedures set forth in the 2021 Plan and any applicable award agreement, as those terms were equitably adjusted in connection with the Transaction, but these awards (the “Rollover Options”) are considered outstanding under the 2022 Plan, which is described in more detail below. Both the 2022 Plan and 2021 Plan were approved by our or Legacy Comera’s, as applicable, stockholders. The table below provides information regarding securities authorized for issuance as of December 31, 2022, under our equity compensation plans.

Plan category
	Number of securities			Number of securities
	to be issued			remaining
	upon exercise			available for
	of outstanding			future issuance
	options, warrants		Weighted average	under equity
	and rights,		exercise price of	compensation plans
	and vesting of		outstanding	(excluding securities
	outstanding		options, warrants	reflected in column
	restricted stock units		and rights	(a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,002,641		$1.70	57,198 (1)
Equity compensation plans not approved by security holders	150,000	(2)	1.36	—
Total	2,152,641		$1.69	851,165

______

(1)
Includes shares issuable under our 2022 Plan, which may be issued in the form of stock options, stock appreciation rights restricted stock, unrestricted stock, restricted stock unites, dividend equivalent rights and cash awards. This number includes the automatic increase in shares to our 2022 Plan by its terms, added January 1 of each year and calculated as a 4% increase of the number of shares of our common stock issued and outstanding on the last day of immediately preceding fiscal year or such lesser number of shares of our common stock as determined by the 2022 Plan administrator.
(2)
Consists of 150,000 shares subject to inducement options granted to Janice McCourt on November 8, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Policy on Related Person Transactions

We have adopted a formal written policy that became effective upon the completion of the Transaction which provides that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of our common stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our Audit Committee, subject to certain exceptions. This written policy on transactions with related persons is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq.

The Audit Committee is responsible for reviewing and approving any related person transactions. In reviewing any related person transaction, the Audit Committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Indemnification Agreements

Prior to the closing of the Transaction, Legacy Comera has entered into contractual indemnification agreements with each of its directors and executive officers in addition to the indemnification provided for in the certificate of incorporation of Legacy Comera (as amended, the “Comera Charter”). These agreements, among other things, required Legacy Comera to indemnify the indemnitees for (a) attorneys’ fees, judgments, penalties, fines, and settlement amounts incurred by an indemnitee in any proceeding other than a proceeding by or in the right of Legacy Comera; and (b) subject to certain limitations, attorneys’ fees and certain expenses incurred by these individuals in any proceedings by or in the right Legacy of Comera.

We have has entered into indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and our amended and restated bylaws. These agreements, among other things, require Holdco to indemnify Holdco’s directors and executive officers for certain expenses, including attorneys; fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Holdco’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at Holdco’s request. Holdco believes that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Equity Financings

January 2023 PIPE Financing

On January 2, 2023, we entered into the “2023 PIPE Purchase Agreement with Purchasers”, pursuant to which we agreed to issue and sell to the Purchasers in the January 2023 PIPE Financing an aggregate of 2,406,242 Units (“Units”), each Unit consisting of (i) one share of our common stock and (ii) one warrant (the “2023 PIPE Warrants”) to purchase two shares of our common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per Private Placement Warrant.

The Purchasers consisted of a select group of existing stockholders who were qualified institutional buyers, institutional accredited investors or accredited investors and include Rev. Dr. James Sherblom, Stuart Randle, Edward Sullivan, Roopom Banerjee and Kirsten Flowers, members of our board of directors and Barbara Finck, a former member of our board of directors, who participated on the same terms and subject to the same conditions as all other Purchasers.

The participating investors also included certain of our existing stockholders of who beneficially owned in excess of 5% of our issued and outstanding shares of common stock, at the time of the January 2023 PIPE Financing including: (i) The Alexander V. Soane 2019 Irrevocable Trust, The Nicholas V. Soane 2019 Irrevocable Trust and The Soane Family Trust, whose trustee in each case is David Soane, who in the aggregate may be considered to beneficially own in excess of 10% of our common stock currently issued and outstanding, and (ii) Charles Cherington, a former director of Legacy Comera and who may be considered to beneficially own in excess of 10% of our common stock currently issued and outstanding. The following table summarizes the dollar value of the investment of each related person in January 2023 PIPE Financing:

Purchaser Name	Relationship	Units Purchased (#)	Investment ($)
Rev. Dr. James Sherblom	Director	81,081	$120,000
Stuart Randle	Director	33,783	$49,999
Edward Sullivan	Director	10,979	$16,249
Roopom Banerjee	Director	20,270	$30,000
Kirsten Flowers	Director	13,513	$19,999
Barbara Finck	Former Director	6,756	$9,999
Charles Cherington	Former Director and 10% or more Shareholder	743,243	$1,100,000
The Alexander V. Soane 2019 Irrevocable Trust	10% or more Shareholder	67,567	$99,999
The Nicholas V. Soane Irrevocable Trust	10% or more Shareholder	67,567	$99,999
The Soane Family Trust	10% or more Shareholder	67,567	$99,999

Series B Preferred Stock Financing

From May 26, 2021 through July 15, 2021, Legacy Comera sold an aggregate of 3,970,465 shares of Legacy Comera Series B-1 Preferred Stock at a purchase price of $2.37 per share for an aggregate purchase price of $9.4 million, and issued 403,287 shares of Legacy Comera Series B-2 Preferred Stock to settle outstanding convertible notes with a principal balance of $750,000.

In connection with the Series B preferred stock financing, Legacy Comera also entered into the following agreements with investors, including each of Phoenix Venture Partners LP, The Soane Family Trust, Charles Cherington, and Cherington Holdings LLC:

•
an investor rights agreement which granted registration rights, certain financial information rights and the right to examine the books and records of Legacy Comera. The agreement also granted to Phoenix Venture Partners LP and Cherington Holdings LLC the right to send a representative to attend meetings of the Legacy Comera board of directors in a nonvoting observer capacity; and
•
a voting rights agreement which provided for the election of board members, the increase of authorized common stock, and drag-along rights; and
•
a right of first refusal and co-sale agreement which granted the right to purchase stock that is part of a transfer and the right to sell stock as part of a transfer.

The following table summarizes purchases of Legacy Comera Series B Preferred Stock by related persons and their affiliated entities. None of Legacy Comera’s executive officers were issued shares of Legacy Comera Series B Preferred Stock.

Stockholder	Shares of Series B-1	Shares of Series B-2	Total Purchase
	Preferred Stock	Preferred Stock(1)	Price
Phoenix Venture Partners, LP(2)	—	134,429	255,415
The Soane Family Trust(3)	210,971	134,429	755,416
Cherington et al(4)	210,971	134,429	755,416
The Stuart A. Randle Trust of 1998(5)	42,194	—	100,000

________

(1) The purchase price for each investor includes $250,000 plus accrued interest associated with convertible notes that were settled for shares of Legacy Comera Series B-2 Preferred Stock.

(2) Zachariah Jonasson is a former member of the Legacy Comera board of directors and is affiliated with Phoenix Venture Partners LP.

(3) The Soane Family Trust is owned and controlled by David Soane, the founder of Legacy Comera and a former board member and Chief Executive Officer.

(4) Cherington et al includes Charles Cherington, Cherington Holdings LLC, the Ashley S. Pettus 2012 Irrevocable Trust FBO Benjamin P. Cherington, the Ashley S. Pettus 2012 Irrevocable Trust FBO Cyrus B. Cherington, and the Ashley S. Pettus 2012 Irrevocable Trust FBO Henry S. Cherington. Cherington et al is a principal owner of the Company.

(5) Stuart Randle is a member of the our board of directors and is affiliated with The Stuart A. Randle Trust of 1998.

Conversion from LLC to Corporation

On April 30, 2021, Legacy Comera filed a Certificate of Conversion with the Secretary of State of Delaware converting from a limited liability company to a corporation. Upon conversion, the capital units issued and outstanding were converted into the same number of shares of Legacy Comera Series A Preferred Stock. Each Incentive Unit issued and outstanding was cancelled upon the conversion.

The following table summarizes the converted Legacy Comera Series A Preferred Stock by related persons and their affiliated entities.

Stockholder	Capital Units	Shares of Series A Preferred
	in the LLC	Stock
Phoenix Venture Partners, LP(1)	3,935,845	3,935,845
Soane et al(2)	3,169,699	3,169,699
Cherington et al(3)	1,517,490	1,517,490

_____________

(1) Zachariah Jonasson was a member of the Legacy Comera board of directors and is affiliated with Phoenix Venture Partners LP. The shares of Series A Preferred Stock include 3,000,000, 333,333, 91,777, 333,334, 147,834, and 29,567 shares of Legacy Comera Series A-1 Preferred Stock, Comera Series A-2 Preferred Stock, Comera Series A-3 Preferred Stock, Comera Series A-4 Preferred Stock, Legacy Comera Series A-5 Preferred Stock, and Legacy Comera Series A-6 Preferred Stock, respectively, held by Phoenix Venture Partners LP.

(2) Soane et al includes The Soane Family Trust, The Alexander V. Soane 2019 Irrevocable Trust, and The Nicholas V. Soane 2019 Irrevocable Trust. The shares of Series A Preferred Stock include (a) 3,000,000, 918, 16,667, 89,287, 17,857, 210,971, and 134,429 shares of Legacy Comera Series A-1 Preferred Stock, Legacy Comera Series A-3 Preferred Stock, Legacy Comera Series A-4 Preferred Stock, Legacy Comera Series A-5 Preferred Stock, and Legacy Comera Series A-6 Preferred Stock, respectively, held by The Soane Family Trust, (b) 22,485 shares of Legacy Comera Series A-3 Preferred Stock held by The Alexander V. Soane 2019 Irrevocable Trust, and (c) 22,485 shares of Legacy Comera Series A-3 Preferred Stock held by The Nicholas V. Soane Irrevocable Trust.

(3) Cherington et al includes Charles Cherington, Cherington Holdings LLC, the Ashley S. Pettus 2012 Irrevocable Trust FBO Benjamin P. Cherington, the Ashley S. Pettus 2012 Irrevocable Trust FBO Cyrus B. Cherington, and the Ashley S. Pettus 2012 Irrevocable Trust FBO Henry S. Cherington. Cherington et al is a principal owner of the Company. The shares of Series A Preferred Stock include (a) 933,334, 73,421, 29,477, 147,834, and 29,567 shares of Legacy Comera Series A-2 Preferred Stock, Legacy Comera Series A-3 Preferred Stock, Legacy Comera Series A-4 Preferred Stock, Legacy Comera Series A-5 Preferred Stock, and Legacy Comera Series A-6 Preferred Stock, respectively, held by Cherington Holdings LLC, (b) 101,286 shares of Legacy Comera Series A-4 Preferred Stock held by Ashley S. Pettus 2012 Irrevocable Trust FBO Benjamin P. Cherington, (c) 101,285 shares of Legacy Comera Series A-4 Preferred Stock held by Ashley S. Pettus 2012 Irrevocable Trust FBO Cyrus B. Cherington, and (d) 101,286 shares of Legacy Comera Series A-4 Preferred Stock held by Ashley S. Pettus 2012 Irrevocable Trust FBO Henry S. Cherington.

Convertible Debt Financing

On January 14, 2021, Legacy Comera entered into a Convertible Promissory Note Purchase Agreement with Phoenix Venture Partners LP, The Soane Family Trust, and Cherington Holdings LLC for an aggregate principal amount of up to $1,000,000. The notes under this agreement provided for conversion into capital units upon a financing at 80% of the per unit price sold in the financing.

On January 19, 2021, Legacy Comera entered into Convertible Promissory Note agreements with each of Phoenix Venture Partners LP, The Soane Family Trust, and Cherington Holdings LLC for principal amounts of $250,000 each. These arrangements were modified upon the completion of the corporate reorganization to, among other things, adjust for the conversion to be into preferred stock. These convertible notes accrued interest at an annual rate of 6.5%. On May 26, 2021, these convertible notes converted into 403,287 shares of Legacy Comera Series B-2 Preferred Stock.

Class B1 Capital Unit Financing

From February 19, 2020 to August 4, 2020, Legacy Comera sold an aggregate of 514,932 Class B1 Capital Units in the LLC at a purchase price of $2.80 per unit, for an aggregate purchase price of $1.4 million; and in connection with the issuance of Class B1 Capital Units, Legacy Comera issued 102,986 units of Class B1-A Capital Units that were subject to a distribution threshold value of $2.80 per unit.

The following table summarizes purchases of Legacy Comera Class B1 Capital Units by related persons and their affiliated entities. None of Legacy Comera’s executive officers purchased Legacy Comera Class B1 Capital Units, nor were they issued Legacy Comera Class B1-A Capital Units.

Unit Holder	Capital B1	Capital B1-A	Total
	Capital Units	Capital Units	Purchase Price
Phoenix Venture Partners, LP(1)	147,834	29,567	413,935
Soane et al(2)	89,287	17,857	250,004
Cherington et al(3)	147,834	29,567	413,935

________

(1) Zachariah Jonasson was a member of the Legacy Comera board of directors and is affiliated with Phoenix Venture Partners LP.

(2) The Soane Family Trust is owned and controlled by David Soane, the co-founder of Legacy Comera and a holder of more than 5% of the outstanding shares of our common stock.

(3) Cherington Holdings LLC is owned and controlled by Charles Cherington, and a holder of more than 5% of the outstanding shares of our common stock.

Legacy Comera Stockholder Agreements

Legacy Comera entered into an amended and restated investors’ rights agreement, an amended and restated right of first refusal and co-sale agreement and an amended and restated voting agreement, each dated May 26, 2021 (collectively, the “Legacy Comera Stockholder Agreements”), which granted rights to certain holders of its stock, including Phoenix Venture Partners, LP of which Zachariah Jonasson, a former member of the Legacy Comera board of directors, is affiliated, and Soane Family et al, of which David Soane, is affiliated and Cherington et al, of which Charles Cherington is affiliated (collectively, the “Agreement Parties”). Pursuant to the Legacy Comera Stockholder Agreements, certain holders of Legacy Comera Capital Stock, including the Agreement Parties, agreed to vote in a certain way on certain matters, including with respect to the election of directors of Legacy Comera. The Legacy Comera Stockholder Agreements also provided the parties thereto with certain registration rights, preemptive rights, information and inspection rights, drag-along rights, right of first refusal and co-sale rights, among other rights. The Legacy Comera Stockholder Agreements terminated upon the consummation of the Transaction.

In connection with the consummation of the Transaction, we entered into a Registration Rights and Lock-up Agreement with certain of our stockholders, pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, our common stock and other Holdco equity securities that are held by the parties thereto from time to time.

Employment Agreements

We have entered into offer letter agreements with each of our executive officers. See “Item 11. Executive Compensation — Employment Offer Letters.”

Transactions with Board Members and Major Investors

In 2021, Legacy Comera granted stock options to its directors and certain investors to purchase shares of Legacy Comera Common Stock at an exercise price of $0.45 per share. All such grants were non-qualified stock options and were subject to vesting on various schedules. The following table summarizes all such grants during the year ended December 31, 2021. The number of securities underlying the options set forth in the table below represent shares of Legacy Comera Common Stock, and neither such numbers nor the associated exercise prices give effect to the conversion of such options upon the consummation of the Transaction into options to acquire shares of our common stock.

Name	Grant	Number of Securities	Option Exercise Price	Option Expiration
	Date	Underlying Award	($)	Date
Zachariah Jonasson	6/8/21(1)	167,106	0.45	6/8/2031
David Soane	6/8/21(1)	626,650	0.45	6/8/2031
Charles Cherington	6/8/21(1)	400,000	0.45	6/8/2031
James Sherblom	6/8/21(2)	475,198	0.45	6/8/2031
V. Bryan Lawlis	6/8/21(3)	96,946	0.45	6/8/2031
Barbara Finck, MD	6/8/21(4)	70,000	0.45	6/8/2031
John Yee, MD	6/8/21(5)	70,000	0.45	6/8/2031
Edward Sullivan, CPA	9/16/21(5)	70,000	0.45	9/16/2031
Roopom Banerjee, PhD	9/16/21(5)	70,000	0.45	9/16/2031
Kirsten Flowers	9/16/21(5)	70,000	0.45	9/16/2031
Stuart Randle	9/16/21(5)	70,000	0.45	9/16/2031

________

(1) The shares were fully vested upon grant.

(2) 410,966 shares vested immediately and the remaining shares vest in 41 equal monthly installments. On August 18, 2021, Dr. Sherblom exercised his option to purchase 400,000 shares of Comera Common Stock.

(3) 29,018 shares vested immediately and the remaining shares vest in 36 equal monthly installments.

(4) 5,832 shares vested immediately and the remaining shares vest in 44 equal monthly installments.

(5) The shares vest in 48 equal monthly installments.

Soane-Related Company Activities

We obtain services from certain entities affiliated with David Soane and the Company provides administrative services to an entity affiliated with David Soane. The related parties are affiliated entities through common equity ownership with financial and operational interests.

During the year ended December 31, 2020, we Company recognized $3,000 and $300 of general and administrative expense and research and development expense related to these contracts, respectively. The agreement related to these services was terminated on March 31, 2020.

During the years ended December 31, 2021 and 2020, we Company recognized $8,000 and $21,000, respectively, as a reduction to general and administrative expense related to these contracts.

Director Independence

Under Nasdaq listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by our board of directors. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Each individual serving on our board of directors, other than Jeffrey S. Hackman, qualifies as an independent director under Nasdaq listing standards.

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees for audit and other services provided by Baker Tilly US, LLP, our independent registered public accounting firm for fiscal years 2022 and 2021 are as follows:

	2022	2021
Audit Fees(1)	$584,575	$107,500
Audit Related Fees	64,000	15,000
Tax Fees	20,500	4,425
Total	$669,075	$126,925

________

(1) “Audit Fees” consist of fees in connection with the audit of the Company’s annual consolidated financial statements, including audited financial statements presented in its Registration Statement on Form S-4 filed with the SEC in connection with the Business Combination, audited financial statements presented in the Company’s annual report on Form 10-K, review of quarterly financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings. Included in the 2022 Audit Fees are fees billed in connection with the Business Combination.

Our Audit Committee has adopted procedures requiring the pre-approval of all non-audit (including tax) services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. For engagements for audit-related or tax-related services within a specified dollar limit, the Chair of the Audit Committee has authority to provide such prior approval, and he reports to the full committee whenever he has exercised that authority. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period, would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report

(1)
All financial statements

(2)
Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes included in this Report.

(3)
Exhibits required by Item 601 of Regulation S-K

The following is a list of exhibits filed as a part of this Report:

Exhibit Number	Description
2.1^

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

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

4.2

Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.3 to OTR Acquisition Corp.’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 28, 2020).

4.3

OTR Warrant Agreement, dated November 17, 2020, by and between OTR Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to OTR Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on November 23, 2020).

4.4

Assignment, Assumption and Amendment to OTR Warrant Agreement among OTR Acquisition Corp., the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

4.5	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2023).
4.6*	Description of Securities.

10.1

Securities Purchase Agreement dated January 2, 2023, by and among Comera Life Sciences Holdings, Inc. and the Purchasers defined therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2023).

10.2

Registration Rights Agreement dated January 4, 2023, by and among Comera Life Sciences Holdings, Inc. and the Purchasers defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2023).

10.3

Purchase Agreement, dated August 31, 2022, between the Registrant and Arena Business Solutions Global SPC II, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 31, 2022).

10.4#

Comera Life Sciences Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

10.5#

Form of Nonstatutory Stock Option Agreement under the Comera Life Sciences Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

10.6#

Form of Incentive Stock Option Agreement under the Comera Life Sciences Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

10.7#*	Form of Nonstatutory Stock Option Agreement (Inducement Award).
10.8#	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on May 25, 2022).
10.9#†

Offer Letter Agreement dated October 17, 2016, issued by Reform Biologics LLC to John M. Sorvillo (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on April 11, 2022)

10.10#†

Offer Letter Agreement dated March 14, 2017, issued by Reform Biologics LLC to Robert Mahoney (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on April 11, 2022).

10.11#

Offer Letter Agreement dated September 1, 2021, issued by Reform Biologics, Inc. to Neal Muni (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on April 11, 2022).

10.12#†

Offer Letter Agreement dated September 1, 2021, issued by Reform Biologics, Inc. to Jeffrey S. Hackman (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on April 11, 2022).

10.13#

Letter of promotion dated October 12, 2021, issued by Reform Biologics, Inc. to Robert Mahoney (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on April 11, 2022).

10.14#†

Offer Letter Agreement dated June 13, 2022, between Comera Life Sciences Holdings, Inc. and Michael Campbell (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022).

10.15#

Offer Letter Agreement dated October 25, 2022, between Comera Life Sciences Holdings, Inc. and Janice McCourt (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on February 3, 2023.

10.16	Reform Biologics, Inc. 2021 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4, filed by the Registrant with the SEC on March 8, 2022).
10.17

Stockholder Support Agreement, dated as of January 31, 2022, by and among the Registrant, OTR Acquisition Corp., Comera Life Sciences, Inc. and certain stockholders of Comera Life Sciences, Inc. party thereto (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

10.18

Registration Rights and Lock-up Agreement dated May 19, 2022, by and among the Registrant, OTR Acquisition Sponsor LLC and certain existing stockholders of Comera Life Sciences, Inc. and OTR Acquisition Corp. party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 25, 2022).

10.19

Letter Agreement dated May 19, 2022, by and between the Registrant and OTR Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).

10.20

Settlement and Release Agreement made and entered into as of May 19, 2022, between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 25, 2022).

10.21

Registration Rights Agreement made and entered into as of May 19, 2022, between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 25, 2022).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed by the Registrant with the SEC on May 5, 2022).
23.1*	Consent of Baker Tilly US, LLP, independent registered accounting firm for the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

ITEM 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Comera Life Sciences Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comera Life Sciences Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock, stockholders’ deficit and members’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Comera Life Sciences Holdings, Inc. and subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and has incurred recurring net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.

Tewksbury, Massachusetts

March 17, 2023

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$446,607	$6,510,140
Restricted cash - current	1,505,625	—
Accounts receivable	34,320	—
Due from related parties	—	286
Deferred issuance costs	90,047	—
Prepaid expenses and other current assets	986,499	270,648
Total current assets	3,063,098	6,781,074
Restricted cash - noncurrent	50,000	50,000
Property and equipment, net	257,186	234,167
Right-of-use asset	313,629	320,373
Security deposit	43,200	32,200
Total assets	$3,727,113	$7,417,814
Liabilities, Convertible Preferred Stock, Stockholders’ Deficit and Members’ Equity
Current liabilities:
Accounts payable	$1,458,267	$416,941
Accrued expenses and other current liabilities	1,295,764	506,611
Insurance premium financing	455,562	—
Deposit liability	1,505,625	—
Deferred revenue	144,280	—
Lease liability - current	199,184	121,552
Total current liabilities	5,058,682	1,045,104
Derivative warrant liabilities	277,507	—
Lease liability - noncurrent	120,302	201,504
Total liabilities	5,456,491	1,246,608
Commitments and contingencies (Note 17)
Series A convertible preferred stock	4,517,710	—
Convertible preferred stock	—	20,857,453
Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,709,221 and 308,443 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,671	31
Additional paid-in capital	28,655,164	2,213,547
Accumulated deficit	(34,903,923)	(16,899,825)
Total stockholders’ deficit and members’ equity	(6,247,088)	(14,686,247)
Total liabilities, convertible preferred stock, stockholders’ deficit and members’ equity	$3,727,113	$7,417,814

The accompanying notes are an integral part of these consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Revenue	$633,102	$319,832
Cost of revenue	210,390	161,008
Operating expenses:
Research and development	1,739,833	1,752,669
General and administrative	10,652,894	3,941,783
Total operating expenses	12,392,727	5,694,452
Loss from operations	(11,970,015)	(5,535,628)
Other income (expense), net:
Change in fair value of derivative warrant liabilities	2,008,872	—
Reverse recapitalization issuance costs in excess of gross proceeds	(6,566,821)	—
Common stock purchase agreement issuance costs	(1,029,077)	—
Gain on debt extinguishment	—	160,588
Change in fair value of convertible notes	—	(76,738)
Interest expense	(20,391)	—
Other expense, net	(426,666)	—
Total other (expense) income, net	(6,034,083)	83,850
Net loss and comprehensive loss	(18,004,098)	(5,451,778)
Less: accretion of convertible preferred stock to redemption value	(373,856)	—
Net loss attributable to common stockholders or unit holders	$(18,377,954)	$(5,451,778)
Net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	$(1.76)	$(1.81)
Weighted-average number of common shares or units used in computing net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	$10,452,697	$3,012,603

The accompanying notes are an integral part of these consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ DEFICIT AND MEMBERS’ EQUITY

	Series A Convertible		Convertible
	Preferred Stock		Preferred Stock								Additional		Total
					Common Stock		Capital Units		Incentive Units		Paid-in	Accumulated	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Capital	Deficit	and Members’ Equity
Balance as of December 31, 2020	—	$—	—	$—	—	$—	9,429,006	$10,681,040	1,987,474	$—	$918,922	$(11,448,047)	$151,915
Vesting of incentive units	—	—	—	—	—	—	—	—	32,939	—	—	—	—
Conversion of capital units into convertible preferred stock	—	—	9,429,006	10,681,040	—	—	(9,429,006)	(10,681,040)	—	—	—	—	(10,681,040)
Cancellation of incentive units upon corporate reorganization	—	—		—	—	—	—	—	(2,020,413)	—	—	—	—
Issuance of convertible preferred stock, net of issuance costs of $60,327	—	—	4,373,752	10,176,413	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	308,443	31	—	—	—	—	179,969	—	180,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,114,656	—	1,114,656
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,451,778)	(5,451,778)
Balance as of December 31, 2021	—	—	13,802,758	20,857,453	308,443	31	—	—	—	—	2,213,547	(16,899,825)	(14,686,247)
Issuance of common stock upon exercise of stock options, net of shares withheld to settle tax withholding requirements	—	—	—	—	1,415,124	142	—	—	—	—	659,359	—	659,501
Conversion of convertible preferred stock	—	—	(13,802,758)	(20,857,453)	10,643,403	1,064	—	—	—	—	20,856,389	—	20,857,453
Issuance of common stock in connection with the Transaction and Maxim Private Placement, net of redemptions, net tangible assets, and issuance costs of $7.5 million	—	—	—	—	3,570,215	357	—	—	—	—	3,443,393	—	3,443,750
Issuance of convertible preferred stock, net of issuance costs of $161,535	4,305	4,143,854	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of Public Warrants	—	—	—	—	100	—	—	—	—	—	1,150		1,150
Issuance of common stock in connection with common stock purchase agreement	—	—	—	—	475,755	48	—	—	—	—	829,421	—	829,469
Issuance of Commitment Shares	—	—	—	—	296,181	29	—	—	—	—	649,971	—	650,000
Accretion of convertible preferred stock to redemption value	—	373,856	—	—	—	—	—	—	—	—	(373,856)	—	(373,856)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	375,790	—	375,790
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,004,098)	(18,004,098)
Balance as of December 31, 2022	4,305	$4,517,710	—	$—	16,709,221	$1,671	—	$—	—	$—	$28,655,164	$(34,903,923)	$(6,247,088)

The accompanying notes are an integral part of these consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Net loss	(18,004,098)	(5,451,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	375,790	1,114,656
Depreciation expense	93,947	86,136
Noncash lease expense	3,174	2,683
Gain on debt extinguishment	—	(160,588)
Change in fair value of convertible notes	—	76,738
Reverse recapitalization issuance costs in excess of gross proceeds	6,566,821	—
Noncash common stock purchase agreement issuance costs	650,000	—
Change in fair value of derivative warrant liabilities	(2,008,872)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,320)	109,868
Prepaid expenses and other current assets	800,149	(230,955)
Due from related parties	286	5,114
Accounts payable	862,920	319,325
Accrued expenses and other current liabilities	789,153	399,801
Security deposits	(11,000)	—
Deferred revenue	144,280	(28,949)
Net cash used in operating activities	(9,771,770)	(3,757,949)
Cash flows from investing activities:
Purchases of property and equipment	(28,607)	(142,013)
Net cash flows used in investing activities	(28,607)	(142,013)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	9,349,675
Net proceeds from Transaction and Maxim Private Placement	3,307,162	—
Advance deposits related to proceeds from issuances of January 2023 PIPE Financing	1,505,625	—
Repayment of insurance premium financing	(1,060,438)	—
Proceeds from issuance of convertible notes	—	750,000
Proceeds from common stock purchase agreement	829,469	—
Proceeds from exercise of public warrants	1,150	—
Proceeds from exercise of stock options	659,501	180,000
Net cash provided by financing activities	5,242,469	10,279,675
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,557,908)	6,379,713
Cash, cash equivalents, and restricted cash at beginning of year	6,560,140	180,427
Cash, cash equivalents, and restricted cash at end of year	$2,002,232	$6,560,140
Supplemental information:
Cash and cash equivalents	$446,607	$6,510,140
Restricted cash - current	1,505,625	—
Restricted cash - noncurrent	50,000	50,000
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$2,002,232	$6,560,140
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable	$88,359	$—
Right-of-use asset obtained in exchange for lease liability	$162,634	$404,625
Financing of insurance premiums	$1,516,000	$—
January 2023 PIPE deferred issuance costs in accounts payable	$90,047	$—
Conversion of capital units into convertible preferred stock	$—	$10,681,040
Conversion of convertible preferred stock into common stock	$20,857,453	$—
Settlement of convertible notes for convertible preferred stock	$—	$826,738
Issuance of common stock to settle success fee	$3,443,750	$—
Issuance of Series A preferred stock to settle stock issuance costs	$910,000	$—
Accretion on convertible preferred stock	$373,856	$—
Issuance of Series A preferred stock to settle underwriting fees payable assumed in Transaction	$3,395,389	$—
Derivative warrant liabilities assumed in Transaction	$2,286,379	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As further described in Note 3, the Transaction was accounted for as a reverse recapitalization because Legacy Comera has been determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction treated Legacy Comera as issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Significant discovery, research and development efforts, including clinical testing and regulatory approval, are required prior to commercialization of any potential product candidates. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Through December 31, 2022, the Company has funded its operations primarily with proceeds from the issuance of capital units, convertible notes, common stock, and preferred stock. The Company has incurred recurring losses since its inception, including net losses of $18.0 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $34.9 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company does not believe the cash, cash equivalents, and restricted cash on hand as of December 31, 2022 of $2.0 million, and subsequent proceeds from the January 2023 PIPE Financing will be sufficient to fund its operations for the next twelve months from the date the consolidated financial statements are issued. The Company will be required to raise additional capital to continue to fund its operations. Such funding may not be available on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue operations or the Company may be required to delay, scale back or eliminate some or all of its ongoing research and development efforts and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of derivative warrant liabilities, valuation of earn-out shares, and revenue recognition. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology observable inputs, other than those in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or that can be corroborated by observable market data.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Due primarily to their short-term nature, certain financial instruments have fair values that approximate their carrying values. These instruments include restricted cash - current, accounts receivable, due from related parties, accounts payable, accrued expenses, deposit liability, and insurance premium financing.

Concentrations of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contacts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash with high-credit quality financial institutions which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant losses due to credit risk on cash, cash equivalents and restricted cash. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of the Company’s customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for credit losses for accounts receivable. Consequently, the Company believes that its exposure to losses due to credit risk on net accounts receivable is limited.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is the chief executive officer and our operations are managed as a single segment for the purposes of assessing performance and making operating decisions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. The Company maintains its cash and cash equivalents at accredited financial institutions, in amounts that may exceed federally insured limits.

Restricted Cash

Restricted cash relates to amounts that are held on deposit by a financial institution for a specific purpose and are not available to the Company for immediate or general business use. The restricted cash as of December 31, 2022 is primarily associated with $1.5 million of advance deposits received in connection with the January 2023 PIPE Financing prior to the execution of the agreement. Amounts are reported as current or noncurrent based on when the cash is expected to become available to the Company for its general business use.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for credit losses is provided for amounts considered to be uncollectible based upon management’s assessment of the collectability, which considers historical write-off experience and any specific risks identified in customer collection matters. Credit losses are written off against the allowance when identified. As of December 31, 2022 and 2021, there was no allowance for credit losses.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Laboratory equipment	5 years
Leasehold improvements	Lesser of lease term or 10 years
Computer equipment	3 years
Other equipment	5 years

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, which consist of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment loss during the years ended December 31, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception and the classification of such lease. Operating leases include right-of-use assets and operating lease liabilities, which are recorded in the Company’s balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable or an incremental borrowing rate applicable to the Company based on the information available at the commencement date, if an implicit rate is not readily available, in determining the present value of lease payments. As the Company has no existing or proposed collateralized borrowing arrangements, to determine a reasonable incremental borrowing rate, the Company considers collateral assumptions, the lease term, the Company’s current credit risk profile, and rates for existing borrowing arrangements for comparable peer companies. The Company accounts for the lease and fixed non-lease components as a single lease component for real estate leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its convertible notes issued during 2021 (the “Notes”). The Company recorded the convertible notes at fair value subsequently remeasured them to fair value at each reporting date and upon settlement. Changes in fair value were recognized as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible notes were recognized as expense as incurred in 2021.

Convertible Preferred Stock

The Company accounts for convertible preferred stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (”ASC 480”). The Series A Preferred Stock is redeemable at the option of the holder upon the occurrence of a qualified financing. As the Series A Preferred Stock is considered to be contingently redeemable, it has been classified outside of permanent equity. The Series A Preferred Stock has been accreted to its redemption value since the contingent event is considered probable of occurring.

Reverse Recapitalization

The Transaction was accounted for as a reverse recapitalization, with OTR being treated as the “acquired” company and Legacy Comera being treated as the “acquirer” for accounting purposes based upon the pre-merger shareholders of Legacy Comera holding the majority of the voting interests of CLS Holdings, Legacy Comera’s existing management team serving as the initial management team of CLS Holdings, Legacy Comera’s appointment of the majority of the initial board of directors of CLS Holdings, and Legacy Comera’s operations comprising the ongoing operations of the Company. The Transaction was accounted for as the equivalent of Legacy Comera issuing stock for the net assets of OTR, accompanied by a reverse recapitalization. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of CLS Holdings and Legacy Comera “as if” CLS Holdings and Legacy Comera, both entities under common control, are the predecessor. The net loss per share or unit, prior to the Transaction, has been adjusted to share amounts reflecting the Exchange Ratio established in the Transaction.

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

Income Taxes

From inception through April 30, 2021, the Company was a Delaware limited liability company for federal and state tax purposes and, therefore, all items of income or loss through April 30, 2021 flowed through to the members of the limited liability company. Accordingly, the Company did not record deferred tax assets or liabilities or have net operating loss carryforwards. Effective April 30, 2021, the Company converted from an LLC to a C corporation for federal and state income tax purposes. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2022 and 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets.

The Company assesses the recording of uncertain tax positions by evaluating the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the consolidated financial statements. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in the Company’s statements of operations and comprehensive loss.

Revenue and Contract Balances

The Company’s principal sources of revenue during the years ended December 31, 2022 and 2021, were derived from research and development service agreements with customers.

At inception, management determines whether contracts are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), or other topics, including ASC 808, Collaborative Arrangements (“ASC 808”). For contracts or units of account that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which management expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, management applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Identification of Performance Obligations. Performance obligations promised in a contract are identified at contract inception based on the goods and services that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. In general, the Company’s contracts typically contain one performance obligation to perform research services on behalf of its customers, which are generally performed over a short period of time, typically less than twelve months. These contracts typically include rights to negotiate for a license or other products and services upon completion of the research services.

Transaction Price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. The Company’s contracts typically contain upfront payments or fees for research services.

Research and Development Services. The promises under the Company’s arrangements generally include research and development services to be performed by the Company on behalf of the counterparty. Payments or reimbursements from customers resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. The Company uses an input method, according to the ratio of direct labor hours incurred to the total direct labor hours expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. Reimbursements from and payments to the counterparty that are the result of a collaborative relationship, instead of a customer relationship, such as co-development activities, are recognized as the services are performed and presented as a reduction to research and development expense. To date, the Company has determined that all arrangements which include research and development services have been transacted with customers and recognized on a gross basis using ASC 606.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Contract Balances. The Company classifies the right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). Such receivables are presented in accounts receivable in the accompanying balance sheets at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables and contract assets that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets include unbilled amounts from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets in the accompanying balance sheets. Contract liabilities, which are presented as deferred revenue, consist of advance payments and billings in excess of revenue recognized. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Cost of Revenue

Cost of revenue primarily represents payroll and related personnel costs as well as allocated overhead, including occupancy and information technology expenses.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, and external costs of outside vendors. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed or until it is no longer expected that the goods will be delivered or the services rendered.

The Company has entered into various research and development related contracts. The Company records accrued liabilities for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the underlying activities.

Stock-Based Compensation Expense

Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock options, and formerly incentive units, with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance- or market-based vesting conditions. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Given the absence of an active market for Legacy Comera’s common stock, prior to the Transaction, the Company and the board of directors were required to estimate the fair value of Legacy Comera’s common stock and incentive units at the time of each grant. The Company and the board of directors determined the estimated fair value of Legacy Comera’s equity instruments based on a number of factors, including external market conditions affecting the biotechnology industry sector. The Company and the board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its equity instrument. Each valuation methodology includes estimates and assumptions that require the Company’s judgment.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events or circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ deficit and members’ equity that result from transactions and economic events other than those with stockholders and members. For the years ended December 31, 2022 and 2021, comprehensive loss is equal to net loss.

Net Loss per Share or Unit

The Company calculates basic and diluted net loss per share or unit in conformity with the two-class method required for participating securities. Under the two-class method, net loss is allocated between common stock or member units and other participating securities based on their participation rights.

Diluted net loss per unit is computed using the more dilutive of (a) the two-class method, (b) treasury stock method, or (c) if-converted method, as applicable, for potentially dilutive instruments. Potentially dilutive instruments consist of unvested incentive units and the potential issuance of common stock upon exercise of outstanding stock options or conversion of preferred stock. The dilutive effect of the convertible preferred stock is assessed by application of the “if-converted” method in periods where such application would be dilutive.

Recent Accounting Pronouncements

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

In connection with the Transaction, CLS Holdings, Legacy Comera, OTR and Maxim Group LLC (“Maxim”) entered into a Settlement and Release Agreement (“Settlement Agreement”) pursuant to which CLS Holdings, Legacy Comera, OTR and Maxim agreed, among other things that (1) all deferred underwriting fees owed to Maxim pursuant to the underwriting agreement between OTR and Maxim dated November 17, 2020 (the “Underwriting Agreement”) would be satisfied by the issuance by CLS Holdings to Maxim of 3,395 shares of CLS Holdings Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal in value to $3.4 million; (2) Maxim would waive its right of first refusal contained in the Underwriting Agreement to act for OTR, or any successor, in future public and private offerings; (3) certain fees owed to Maxim under the advisory agreement between Legacy Comera and Maxim, dated October 13, 2020, as amended on August 16, 2021 and January 25, 2022 (the “Comera Advisory Agreement”) would be satisfied by the issuance by CLS Holdings to Maxim of 910 shares of Series A Preferred Stock equal in value to $910 thousand; (4) Maxim would invest $1.0 million in a private placement of CLS Holdings Common Stock (the “Maxim Private Placement”) at a value of $10.25 per share for 97,561 shares, which shares would receive certain registration rights under a separate registration rights agreement (the “Maxim Registration Rights Agreement”), (5) the 344,375 shares of CLS Holdings Common Stock issued to Maxim as a success fee for the Transaction under the Comera Advisory Agreement which were previously registered, would be unrestricted and freely tradable; and (6) certain of Maxim’s rights to fees for transactions and financings consummated after the Transaction would be limited to transactions and financings with four specified counterparties previously introduced by Maxim.

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

The following table presents the net cash proceeds from the Transaction and Maxim Private Placement and reconciles the elements of the Transaction to the consolidated statements of convertible preferred stock, stockholders’ deficit and members’ equity:

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

The Transaction was accounted for as a reverse recapitalization because Legacy Comera was determined to be the accounting acquirer. Under the reverse recapitalization model, the Transaction was treated as Comera issuing equity for the net assets of OTR, with no goodwill or intangible assets recorded. All outstanding common stock instruments, prior to the Transaction, have been retroactively adjusted to share amounts reflecting the Company’s current capital structure, including adjustments based on the Exchange Ratio. Accordingly, certain amounts have been reclassified and retroactively adjusted to reflect the reverse recapitalization pursuant to the Transaction for all periods presented within the consolidated balance sheets and statements of convertible preferred stock, stockholders’ deficit and members’ equity.

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

Transaction Costs

In connection with the Transaction, the Company incurred direct and incremental costs of approximately $7.5 million related to the equity issuance, including $4.4 million of noncash expenses related to common stock and Series A Preferred Stock issued to Maxim, consisting primarily of investment banking and other professional fees. The costs related to the equity issuance were recorded to additional paid-in capital as a reduction of gross proceeds from the Transaction and Maxim Private Placement. The costs related to the equity issuance which exceeded gross proceeds received from the Transaction and Maxim Private Placement were recognized as a loss within other (expense) income, net.

The Company incurred approximately $1.5 million of expenses primarily related to advisory, legal, and accounting fees in conjunction with the Transaction, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

4. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s fair value hierarchy for its liabilities, which are measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$277,507	$—	$277,507

There were no assets or liabilities for which fair value was required to be disclosed as of December 31, 2021. During the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid insurance	$913,611	$—
Contract assets	—	85,018
Insurance recovery receivable	—	136,250
Other	72,888	49,380
Prepaid expenses and other current assets	$986,499	$270,648

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Lab equipment	$587,650	$587,650
Leasehold improvements	9,411	17,973
Computer equipment	32,178	21,747
Other equipment	36,149	9,411
Construction in Progress	88,359	—
	753,747	636,781
Less accumulated depreciation	(496,561)	(402,614)
Property and equipment, net	$257,186	$234,167

Depreciation expense for the years ended December 31, 2022 and 2021 was $94 thousand and $86 thousand, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued bonus	$767,093	$349,000
Professional fees	282,454	123,756
Accrued vacation	21,194	25,945
Other	225,023	7,910
Accrued expenses and other current liabilities	$1,295,764	$506,611

8. Insurance Premium Financing

In May 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $1.5 million and incurs interest at a rate of 4.00%. The Company is required to make monthly payments of $154 thousand through March 2023. The outstanding balance as of December 31, 2022 was $0.5 million.

9. Legacy Comera Convertible Preferred Stock

As of December 31, 2021 and prior to the Transaction, the authorized capital stock of Legacy Comera included 14,051,702 shares of $0.001 par value preferred stock, of which 9,429,006 shares were designated as Series A Convertible Preferred Stock (“Legacy Comera Series A Preferred Stock”) and 4,622,696 shares were designated as Series B Convertible Preferred Stock (“Legacy Comera Series B Preferred Stock”).

In April 2021, Legacy Comera issued 6,000,000, 1,266,667, 527,752, 1,016,669, 514,932, and 102,986 shares of Series A-1, A-2, A-3, A-4, A-5, and A-6 Preferred Stock, respectively. The Legacy Comera Series A Preferred Stock was issued in settlement of previously outstanding capital units of ReForm Biologics, LLC as part of the Reorganization. During the year ended December 31, 2021, the Company issued 3,970,465 shares of Series B convertible preferred stock for net cash proceeds of $9.4 million and 403,287 shares of Series B convertible preferred stock to settle convertible notes originally issued to certain existing investors with a value of $827 thousand.

Immediately prior to the Transaction, all issued and outstanding shares of Legacy Comera Series A and B Preferred Stock were converted into Legacy Comera Common Stock.

10. Convertible Preferred Stock

As of December 31, 2022, the Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 1,000,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. In connection with the Transaction, a certificate of designation was filed to designate and authorize the issuance of up to 4,305 shares of Series A Preferred Stock.

Convertible preferred stock consisted of the following as of December 31, 2022:

	Par Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	$0.0001	4,305	4,305	$4,517,710	$4,517,710	342,754

In May 2022, the Company issued 4,305 shares of Series A Preferred Stock (“the Preferred Stock”). The Preferred Stock was issued in connection with the Transaction and the Settlement Agreement (Note 3) in settlement of $4.3 million of underwriting and advisory fees owed to Maxim with an original purchase price of $1,000 per share (the “Series A Original Purchase Price”). The Company incurred $162 thousand of issuance costs in connection with the Series A Preferred Stock.

As of December 31, 2022, the holders of the Preferred Stock have the following rights and preferences:

Voting Rights—

The holders of the Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to the stockholders for a vote and are entitled to the number of votes equal to the number of whole shares of common stock into which such holders of preferred stock could convert on the record date for determination of stockholders entitled to vote. Except for the actions requiring the approval or consent of the holders of preferred stock, the holders of preferred stock shall vote together with the holders of common stock and vote as a single class.

Dividends—

The holders of the Preferred Stock shall be entitled to receive, prior and in preference to the declaration or payment of any dividend on any other currently-outstanding capital stock, dividends when, as and if declared by the Board of Directors, payable quarterly on January 1, April 1, July 1 and October 1 of each calendar year (each date a “Series A Quarterly Dividend Payment Date”), commencing on and including July 1, 2022, which dividends shall be paid in cash at a rate of 8.0% per annum on the Series A Original Purchase Price for the first six Series A Quarterly Dividend Payment Dates, which shall increase by 2% per annum from and after each successive Series A Quarterly Dividend Payment Date, up to a maximum of 18%. Such dividends shall cumulate quarterly at the Series A Dividend Rate if not declared and paid on a Series A Quarterly Dividend Payment Date. As of December 31, 2022, no cash dividends have been declared or paid and the Company has $213 thousand of cumulative dividends in arrears.

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

Conversion—

Each share of preferred stock is convertible into common stock, at any time, at the option of the holder, and without the payment of additional consideration, determined by dividing the Series A Original Issuance Price by $12.56 (as may be adjusted for stock splits, dilutive issuances and the like, the “Series A Conversion Price”); provided, however, in no event shall outstanding shares of the Preferred Stock be converted into more than 19.99% of the outstanding shares of common stock. The Company shall at all times reserve and keep available out of its authorized but unissued shares of common stock to effect the conversion of three hundred percent (300%) of all shares of the Preferred Stock then outstanding.

The Company evaluated its preferred stock and determined that its the Preferred Stock is considered an equity host. In making this determination, the Company’s analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of the preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including: (1) whether the preferred stock included redemption features, (2) how and when any redemption features could be exercised, (3) whether the holders of preferred stock were entitled to dividends, (4) the voting rights of the preferred stock and (5) the existence and nature of any conversion rights. As a result of the Company’s conclusion that the preferred stock represents an equity host, the conversion feature for the Preferred Stock is considered to be clearly and closely related to the preferred stock host instrument. Accordingly, the conversion feature for the Preferred Stock is not considered an embedded derivative that requires bifurcation.

Redemption—

The Preferred Stock is redeemable upon the occurrence of certain deemed liquidation events, as discussed above. In addition, the Company, may at any time, redeem the whole or any part of the outstanding Preferred Stock at a redemption price of $1,000 per share, subject to adjustment, plus all accumulated and unpaid dividends (the “Series A Redemption Price”). Further, if the Company closes on the issuance or sale of common stock or equivalents, including, without limitation, pursuant to an equity line of credit facility, a registered offering, a private investment in public equity or otherwise, resulting in net proceeds to the Company of at least $5,000,000, each holder of Series A Preferred Stock shall have the right to cause the Company to apply up to 30% of the aggregate proceeds from such issuance or sale in excess of $5,000,000, to the redemption of any or all of such holder’s Series A Preferred Stock at the Series A Redemption Price.

As the preferred stock is considered to be contingently redeemable, it has been classified outside of permanent equity. Since the contingent redemption is considered probable, the Series A Preferred Stock will be accreted to its redemption value at each reporting date. The Company recorded accretion of $0.4 million, inclusive of $161 thousand of issuance costs, for the year ended December 31, 2022, which is considered a deemed dividend.

11. Common Stock

All common stock share amounts have been retroactively adjusted to reflect the Transaction and reverse recapitalization as described in Note 3.

Following the closing of the Transaction, the Company is authorized to issue 150,000,000 shares of common stock, $0.0001 par value. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of the preferred stock. Through December 31, 2022, no cash dividends have been declared or paid.

As of December 31, 2022, the Company has reserved the following shares of common stock for future issuance:

Exercise of outstanding stock options	2,152,641
Available for issuance under equity compensation plans	57,198
Exercise of outstanding stock warrants	11,041,332
Conversion of Series A Preferred Stock	1,028,262
Reserved for issuance pursuant to the Arena Purchase Agreement	4,228,064
Total shares of authorized common stock reserved for future issuance	18,507,497

Common Stock Purchase Agreement

On August 31, 2022, the Company entered into a purchase agreement (the “Arena Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”), pursuant to which Arena has committed to purchase up to $15.0 million (the “Commitment Amount”) of the Company’s common stock, subject to an increase, at the Company's option, to $30.0 million of the Company's common stock (the “Additional Commitment Amount”). Under the terms and subject to the conditions of the Arena Purchase Agreement, the Company has the right, but not the obligation, to sell to Arena, and Arena is obligated to purchase up to $15.0 million of the Company’s common stock, subject to increase at the Company's option by the Additional Commitment Amount. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the approximately 36-month period commencing on the date of the Purchase Agreement, provided that the registration statement (the “Registration Statement”) covering the resale by Arena of the shares of the Company’s common stock purchased under the Purchase Agreement remains effective, and the other conditions set forth in the Arena Purchase Agreement are satisfied. The purchase price of the shares of the Company’s common stock will be equal to 96% of the simple average of the daily VWAP of the Company’s common stock immediately preceding the time of sale as computed under the Arena Purchase Agreement.

The Company determined that its right to sell shares of the Company’s common stock to Arena represents a freestanding put option under ASC 815, but has a fair value of zero, and therefore no additional accounting was required. The Company issued 296,181 shares of common stock (the “Commitment Shares”) to Arena as a commitment fee in connection with entering into the Arena Purchase Agreement. The $650 thousand fair value of the Commitment Shares along with $379 thousand of other issuance costs related to the Arena Purchase Agreement were recognized as a loss within other expense, net.

As of December 31, 2022, the Company had sold 475,755 shares of common stock under the Arena Purchase Agreement at a weighted-average price of $1.74 per share, resulting in net proceeds of $0.8 million for the year ended December 31, 2022.

12. Stock-Based Compensation

All common stock share and per share amounts related to the Company's incentive plans have been retroactively adjusted to reflect the Transaction and reverse recapitalization as described in Note 3.

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

As of December 31, 2022, there are 1,168,441 Exchanged Options outstanding, included in the 2,152,641 shares per the table in Note 11, which are potentially exercisable for 1,168,441 shares of CLS Holdings Common Stock at a weighted-average exercise price of $0.59 per share.

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

The total number of common shares authorized to be issued under the 2022 Plan was 2,059,839. The share pool will automatically increase on January 1 of each year by four percent of the number of shares of Stock outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the board of directors. As of December 31, 2022, there were 2,152,641 options outstanding with a weighted-average exercise price of $1.67 and 57,198 shares available for future grants under the 2022 Plan.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Expected option life (years)	6.1	5.6
Risk-free interest rate	3.37%	0.90%
Expected volatility	64.20%	62.84%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,689,935	$0.59		$767
Granted	984,200	2.96
Exercised	(1,385,310)	0.59
Cancelled or forfeited	(136,184)	0.59
Outstanding as of December 31, 2022	2,152,641	$1.67	9.1	$748
Exercisable as of December 31, 2022	484,444	$0.59	8.5	$310

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2022 and 2021 was $1.79 and $0.41, respectively.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2022	2021
Cost of revenue	$1,776	$19,876
Research and development	11,608	414,322
General and administrative	362,406	680,458
Total stock-based compensation	$375,790	$1,114,656

13. Common Stock Warrants

During the year ended December 31, 2022, there were 100 Public Warrants exercised, resulting in proceeds of $1,150. There were no warrants issued or expired during the same period.

The warrants were assumed as part of the Transaction and the following represents a summary of the warrants outstanding and exercisable at December 31, 2022:

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

For the years ended December 31, 2022 and 2021, three and two customers, respectively, accounted for 100% of revenue recognized in the period.

As of December 31, 2022 one customer accounted for 100% of accounts receivable. There were no customer concentrations in the prior year, as there was no accounts receivable as of December 31, 2021.

15. Income Tax

From inception through April 30, 2021, the Company was a Delaware limited liability company for federal and state tax purposes and, therefore, all items of income or loss through April 30, 2021 flowed through to the members of the limited liability company. Accordingly, the Company did not record deferred tax assets or liabilities or have net operating loss carryforwards. Effective April 30, 2021, the Company converted from an LLC to a C corporation (the “Reorganization”) for federal and state income tax purposes.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2022	2021
Tax effected at statutory rate	21.0%	21.0%
State taxes	4.7%	5.3%
Stock compensation	0.4%	(0.9)%
Non-Deductible Expenses	(8.9)%	(3.3)%
Warrant Revaluation	2.3%	—%
Federal research and development credits	0.7%	0.9%
Change in valuation allowance	(20.2)%	(23.0)%
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2022	2021
Total deferred tax assets:
Federal net operating loss carryforward	$4,103,247	$885,617
R&D credit carryforward	239,905	63,406
Capitalized R&D	299,449	—
Accruals and reserves	215,975	176,231
Lease liability	87,284	88,259
Stock-based compensation	10,864	173,069
Total deferred tax assets	4,956,724	1,386,582
Valuation allowance	(4,858,529)	(1,235,082)
	98,195	151,500
Total deferred tax liabilities:
Property and equipment and right-of-use asset	(98,195)	(151,500)
Total net deferred tax assets	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2022, the valuation allowance increased by $3.6 million primarily due to the increase in the Company's book loss reported in the period.

Beginning in 2022, Tax Cuts and Jobs Act (TCJA) amended Section 174 and now requires U.S.-based and non-U.S-based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

As of December 31, 2022, the Company had approximately $15.0 million and $15.0 million of Federal & State operating loss carryforwards respectively. The Federal net operating losses are not subject to expiration and the state net operating losses begin to expire in 2041. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2022, the Company also has federal and state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million respectively, to offset future income taxes, which will begin to expire beginning in December 2036. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the company's ultimate parent.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022, and 2021, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2022, and 2021, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2022 and 2021, no estimated interest or penalties were recognized on uncertain tax positions.

The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive loss if an adjustment were required.

The Company's federal and Massachusetts income tax returns for the years ended December 31, 2021 to December 31, 2022 remain open and are subject to examination by the Internal Revenue Service and state taxing authorities.

16. Net Loss per Share or Unit – Basic and Diluted

For the years ended December 31, 2022 and 2021, basic net loss per share or unit was computed by dividing the net loss attributable to common stockholders or unit holders by the weighted average number of common shares or units outstanding. Prior to April 30, 2021, undistributed losses were allocated equally to each class of member units, including vested incentive units, since they shared equally in the residual net assets of Legacy Comera upon liquidation, subject to their different distribution participation rights. Subsequent to April 30, 2021, undistributed losses were allocated entirely to common stockholders since neither the convertible preferred stock nor the contingently returnable Earn-Out Shares are required to share in the losses of the Company.

As the Transaction has been accounted for as a reverse recapitalization, as described in Note 3, the net loss per share or unit information prior to the Transaction, has been retroactively adjusted to amounts reflecting the Exchange Ratio established in the Transaction.

For the years ended December 31, 2022 and 2021, diluted net loss per share or unit is the same as basic net loss per share or unit since the effect of considering unvested incentive units, stock options, and convertible preferred stock in the calculation would be anti-dilutive.

The following potentially dilutive common stock or member unit equivalents, presented based on amounts outstanding at each year end, were excluded from the computation of diluted net loss per share or unit because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	2,152,641	2,689,935
Earn-Out Shares	3,150,000	—
Convertible preferred stock (as converted to common stock)	342,754	10,643,403
Warrants to purchase common stock	11,041,332	—

The following table sets forth the calculation of basic and diluted net loss per share or unit:

	Year Ended December 31,
	2022	2021
Net loss available to common stockholders or members — basic and diluted	$(18,377,954)	$(5,451,778)
Weighted-average number of common shares or units used in computing net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	10,452,697	3,012,603
Net loss per share or unit attributable to common stockholders or unit holders—basic and diluted	$(1.76)	$(1.81)

17. Commitments and Contingencies

Leases

On March 8, 2018, the Company entered into a non-cancelable operating lease agreement for office and laboratory space in Woburn, Massachusetts. The lease agreement required monthly lease payments as well as payment of a proportional share of operating costs. On March 10, 2021, the Company extended the lease agreement through June 30, 2024 at a monthly lease rate of $12 thousand, subject to annual increases in January based on changes in the consumer price index. On March 4, 2022, the Company executed the first amendment to the Woburn Lease (the “Amendment”) which increased the size of the leased office and laboratory space with an aggregate monthly lease payment to $18 thousand, subject to annual increases beginning in November 2022 based on the consumer price index, in addition to payment of a proportional share of operating costs.

The maturities and balance sheet presentation under all non-cancelable operating leases as of December 31, 2022, are as follows:

Operating Leases
Maturity of lease liabilities
2023	$217,545
2024	123,077
Total lease liabilities	340,622
Less: imputed interest	(21,136)
Present value of operating lease liability as of December 31, 2022	$319,486
Reported as of December 31, 2022
Lease liabilities — current	$199,184
Lease liabilities — noncurrent	120,302
$319,486

As the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at each lease commencement date in determining the present value of the lease payments. The weighted-average discount rate used for leases as of December 31, 2022 is 8.0%. The weighted-average lease term as of December 31, 2022 is 1.5 years. During the years ended December 31, 2022 and 2021 operating cash flows used for operating leases was $196 thousand and $136 thousand, respectively. During the years ended December 31, 2022 and 2021, lease cost was $201 thousand and $139 thousand, respectively.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and, to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Through December 31, 2022, the Company had not experienced any losses related to these indemnification agreements and no material claims were outstanding.

Other Matters

In February 2022, the Company determined it was affected by a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties. This incident led to a loss of $136 thousand of cash for the year ended December 31, 2021, and an additional $590 thousand in the year ended December 31, 2022 which was recorded as other expense, net in the Company’s consolidated statements of operations and comprehensive loss. The Company has insurance related to this event which fully offset the loss recorded during the year ended December 31, 2021, and partially offset the loss recorded during the year ended December 31, 2022, resulting in a net loss of $426 thousand. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents.

18. Subsequent Events

The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date of December 31, 2022 through March 17, 2023, the date the financial statements were issued, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2022 and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the consolidated financial statements, as follows:

January 2023 PIPE Financing

On January 2, 2023, the Company entered into the Securities Purchase Agreement (the “2023 PIPE Purchase Agreement,” and the transactions contemplated thereby, the “January 2023 PIPE Financing”) with the purchasers party thereto (“the Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers in the January 2023 PIPE Financing an aggregate of 2,406,242 units (the “Units,” and each, a “Unit”), each consisting of (i) one share of the Company’s common stock and (ii) one warrant (the “2023 PIPE Warrants”) to purchase two shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 Private Placement Warrant. The Company received $1.5 million of advanced deposits in December, prior to the execution of the January 2023 PIPE Financing, and incurred $90 thousand of deferred issuance costs. The $1.5 million of advanced deposits are classified as current restricted cash, with a corresponding liability classified as deposit liability.

The 2023 PIPE Warrants are immediately exercisable and will expire five (5) years from the date of issuance. The closing of the January 2023 PIPE Financing was subject to customary representations and warranties and closing conditions and took place on January 4, 2023. The Company intends to use the proceeds from the January 2023 PIPE Financing for working capital and general corporate purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMERA LIFE SCIENCES HOLDINGS, INC.

Date: March 17, 2023	By:	/s/ Jeffrey S. Hackman
Jeffrey S. Hackman
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey S. Hackman	Chairman, President, Chief Executive Officer and	March 17, 2023
Jeffrey S. Hackman	Director (Principal Executive Officer)

/s/ Michael Campbell	Executive Vice President and Chief Financial Officer	March 17, 2023
Michael Campbell	(Principal Financial and Accounting Officer)

/s/ Sirshendu Roopom Banerjee	Director	March 17, 2023
Sirshendu Roopom Banerjee

/s/ Kirsten Flowers	Director	March 17, 2023
Kirsten Flowers

/s/ Stuart Randle	Director	March 17, 2023
Stuart Randle

/s/ James Sherblom	Director	March 17, 2023
James Sherblom

/s/ Edward Sullivan	Director	March 17, 2023
Edward Sullivan

/s/ William A. Wexler	Director	March 17, 2023
William A. Wexler