Form 10-Q
period 2023-03-31
Comera Life Sciences Holdings, Inc.
filed 2023-05-12
CIK 1907685

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 22,305,138 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,538,653	$446,607
Restricted cash - current	—	1,505,625
Accounts receivable	—	34,320
Deferred issuance costs	—	90,047
Prepaid expenses and other current assets	868,784	986,499
Total current assets	2,407,437	3,063,098
Restricted cash - non-current	50,000	50,000
Property and equipment, net	234,576	257,186
Right-of-use asset	263,904	313,629
Security deposit	43,200	43,200
Total assets	$2,999,117	$3,727,113
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,772,187	$1,458,267
Accrued expenses and other current liabilities	1,365,334	1,295,764
Insurance premium financing	—	455,562
Deposit liability	—	1,505,625
Deferred revenue	—	144,280
Lease liability - current	217,500	199,184
Total current liabilities	3,355,021	5,058,682
Derivative warrant liabilities	250,745	277,507
Lease liability - noncurrent	53,669	120,302
Total liabilities	3,659,435	5,456,491
Commitments and contingencies (Note 15)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,305 shares designated Series A convertible preferred stock; 4,305 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,604,526	4,517,710
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 150,000,000 shares authorized; 19,152,693 and 16,709,221 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,915	1,671
Additional paid-in capital	32,118,476	28,655,164
Accumulated deficit	(37,385,235)	(34,903,923)
Total stockholders’ deficit	(5,264,844)	(6,247,088)
Total liabilities, convertible preferred stock and stockholders’ deficit	$2,999,117	$3,727,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$392,915	$95,334
Cost of revenue	116,519	44,524
Operating expenses:
Research and development	343,705	487,217
General and administrative	2,433,147	2,016,245
Total operating expenses	2,776,852	2,503,462
Loss from operations	(2,500,456)	(2,452,652)
Other income (expense), net:
Change in fair value of derivative warrant liabilities	26,762	—
Interest expense	(7,618)	(77)
Other expense, net	—	(426,666)
Total other income (expense), net	19,144	(426,743)
Net loss and comprehensive loss	(2,481,312)	(2,879,395)
Less: accretion of convertible preferred stock to redemption value	(86,816)	—
Net loss attributable to common stockholders	$(2,568,128)	$(2,879,395)
Net loss per share attributable to common stockholders — basic and diluted	$(0.13)	$(4.01)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	19,033,436	718,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	4,305	$4,517,710	—	$—	16,709,221	$1,671	$28,655,164	$(34,903,923)	$(6,247,088)
Issuance of common stock in connection with the January 2023 PIPE, net of issuance costs					2,406,242	240	3,200,209		3,200,449
Issuance of common stock in connection with the Arena purchase agreement	—	—	—	—	37,230	4	49,154	—	49,158
Accretion of convertible preferred stock to redemption value	—	86,816	—	—	—	—	(86,816)	—	(86,816)
Stock-based compensation expense	—	—	—	—	—	—	300,765	—	300,765
Net loss	—	—	—	—	—	—	—	(2,481,312)	(2,481,312)
Balance as of March 31, 2023	4,305	$4,604,526	—	$-	19,152,693	$1,915	$32,118,476	$(37,385,235)	$(5,264,844)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	13,802,758	$20,857,453	308,443	$31	$2,213,547	$(16,899,825)	$(14,686,247)
Issuance of common stock upon exercise of stock options	—	—	—	—	735,859	74	429,356	—	429,430
Stock-based compensation expense	—	—	—	—	—	—	42,556	—	42,556
Net loss	—	—	—	—	—	—	—	(2,879,395)	(2,879,395)
Balance as of March 31, 2022	—	$—	13,802,758	$20,857,453	1,044,302	$105	$2,685,459	$(19,779,220)	$(17,093,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,481,312)	$(2,879,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	300,765	42,556
Depreciation expense	28,260	24,774
Noncash lease expense	1,408	(268)
Change in fair value of derivative warrant liabilities	(26,762)	—
Changes in operating assets and liabilities:
Accounts receivable	34,320	(148,000)
Prepaid expenses and other current assets	117,715	220,676
Due from related parties	—	121
Accounts payable	126,423	123,024
Accrued expenses and other current liabilities	137,695	(300,767)
Deferred revenue	(144,280)	47,727
Net cash used in operating activities	(1,905,768)	(2,869,552)
Cash flows from investing activities:
Purchases of property and equipment	(88,359)	—
Net cash flows used in investing activities	(88,359)	—
Cash flows from financing activities:
Deferred offering costs paid in cash	—	(206,917)
Proceeds from January 2023 PIPE, net of issuance costs	1,986,952	—
Proceeds from the Arena Purchase Agreement	49,158	—
Repayment of insurance premium financing	(455,562)	—
Proceeds from exercise of stock options	—	429,430
Net cash provided by financing activities	1,580,548	222,513
Net decrease in cash, cash equivalents and restricted cash	(413,579)	(2,647,039)
Cash, cash equivalents and restricted cash at beginning of period	2,002,232	6,560,140
Cash, cash equivalents, and restricted cash at end of period	$1,588,653	$3,913,101
Supplemental information:
Cash and cash equivalents	$1,538,653	$3,863,101
Restricted cash	50,000	50,000
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$1,588,653	$3,913,101
Supplemental disclosure of noncash investing and financing activities:
Fixed asset additions in accounts payable	$5,650	$—
Stock issuance costs in accounts payable and accrued expenses and other current liabilities	$360,253	$109,738
Issuance of common stock in exchange for services by the Company's Board of Directors	$68,125	$—
Accretion on convertible preferred stock	$86,816	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Formation and Organization

Comera Life Sciences Holdings, Inc. (“CLS Holdings,” “Comera” or the “Company”) was incorporated in Delaware on January 25, 2022 as a wholly-owned subsidiary of Comera Life Sciences, Inc. (“Legacy Comera”) for the purpose of effecting the Transaction (as defined below).

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

The condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes for the years ended December 31, 2022 and 2021 included in the Form 10-K filed with the SEC on March 17, 2023 (the “2022 Annual Report”).

The financial information as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Through March 31, 2023, the Company has funded its operations primarily with proceeds from the issuance of equity instruments and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $2.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $37.4 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company does not believe the cash, cash equivalents, and restricted cash on hand as of March 31, 2023 of $1.6 million will be sufficient to fund its operations and capital expenditure requirements for the next twelve months from the date the condensed consolidated financial statements are issued. The Company will be required to raise additional capital to continue to fund its operations. Such funding may not be available on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue operations or the Company may be required to delay, scale back or eliminate some or all of its ongoing research and development efforts and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of derivative warrant liabilities, valuation of earn-out shares, and revenue recognition. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Summary of Significant Accounting Policies

The significant accounting policies of the Company are set forth in Note 2, Basis of Presentation and Significant Accounting Policies, of the consolidated financial statements included in the 2022 Annual Report. During the three months ended March 31, 2023, the Company did not make any changes to its significant accounting policies.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s fair value hierarchy for its liabilities, which are measured at fair value on a recurring basis as of March 31, 2023:

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$250,745	$—	$250,745

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$277,507	$—	$277,507

There were no assets for which fair value was required to be disclosed as of March 31, 2023 or December 31, 2022. During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$535,098	$913,611
Contract assets	248,635	—
Other	85,051	72,888
Prepaid expenses and other current assets	$868,784	$986,499

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Lab equipment	$676,010	$587,650
Leasehold improvements	36,149	36,149
Computer equipment	35,002	32,178
Other equipment	9,411	9,411
Construction in progress	2,825	88,359
	759,397	753,747
Less accumulated depreciation	(524,821)	(496,561)
Property and equipment, net	$234,576	$257,186

Depreciation expense for the three months ended March 31, 2023 and 2022 was $28 thousand and $25 thousand, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued bonus	$882,485	$767,093
Professional fees	274,766	282,454
Accrued vacation	30,814	21,194
Other	177,269	225,023
Accrued expenses and other current liabilities	$1,365,334	$1,295,764

7. Insurance Premium Financing

In May 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $1.5 million and incurred interest at a rate of 4.00%. The Company was required to make monthly payments of $154 thousand through March 2023. There is no outstanding balance as of March 31, 2023.

8. Convertible Preferred Stock

As of March 31, 2023, the Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 1,000,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. In connection with the Transaction, a certificate of designation was filed to designate and authorize the issuance of up to 4,305 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”).

Convertible preferred stock consisted of the following as of March 31, 2023:

	Par Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	$0.0001	4,305	4,305	$4,604,526	$4,604,526	342,754

In May 2022, the Company issued 4,305 shares of Series A Preferred Stock. The Series A Preferred Stock was issued in connection with the Transaction and the Settlement and Release Agreement (“Settlement Agreement”) in settlement of $4.3 million of advisory fees owed to Maxim Group LLC (“Maxim”) with an original purchase price of $1,000 per share (the “Series A Original Purchase Price”). The Company incurred $162 thousand of issuance costs in connection with the Series A Preferred Stock.

The holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to the declaration or payment of any dividend on any other currently-outstanding capital stock, dividends when, as and if declared by the board of directors, payable quarterly on January 1, April 1, July 1 and October 1 of each calendar year (each date a “Series A Quarterly Dividend Payment Date”), commencing on and including July 1, 2022, which dividends shall be paid in cash at a rate of 8.0% per annum on the Series A Original Purchase Price for the first six Series A Quarterly Dividend Payment Dates, which shall increase by 2% per annum from and after each successive Series A Quarterly Dividend Payment Date, up to a maximum of 18%. Such dividends shall cumulate quarterly at the Series A Dividend Rate if not declared and paid on a Series A Quarterly Dividend Payment Date. As of March 31, 2023, no cash dividends have been declared or paid and the Company has $300 thousand of cumulative dividends in arrears.

As the preferred stock is considered to be contingently redeemable, the preferred stock has been classified outside of permanent equity. Since the contingent redemption is considered probable, the Series A Preferred Stock will be accreted to its redemption value at each reporting date. The Company recorded accretion of $87 thousand during the three months ended March 31, 2023, which is considered a deemed dividend.

9. Common Stock

As of March 31, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock on an as converted to common stock basis, on all matters submitted to the stockholders for a vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through March 31, 2023, no cash dividends have been declared or paid.

As of March 31, 2023, the Company has reserved the following shares of common stock for future issuance:

Exercise of outstanding stock options	2,516,734
Available for issuance under equity compensation plans	487,473
Exercise of outstanding common stock warrants	15,853,816
Conversion of Series A Preferred Stock	1,028,262
Reserved for issuance pursuant to the Arena Purchase Agreement	4,204,644
Total shares of authorized common stock reserved for future issuance	24,090,929

January 2023 PIPE

On January 2, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a select group of existing shareholders and members of the Company's board of directors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “January 2023 PIPE”) an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 PIPE Warrant. The financing closed on January 4, 2023 (the “January 2023 PIPE”), resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand.

The following table reconciles the gross proceeds received from the January 2023 PIPE to the statement of cash flows:

Total gross proceeds	3,561,238
Advanced deposits received in FY22	(1,505,625)
Non-cash proceeds related to board compensation	(68,125)
Issuance costs paid in cash	(536)
FY23 cash proceeds from January 2023 PIPE, net of issuance costs	1,986,952

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

The Company determined that its right to sell shares of the Company’s common stock to Arena represents a freestanding put option under ASC 815, but has a fair value of zero, and therefore no additional accounting was required. The Company issued 296,181 shares of common stock (the “Commitment Shares”) to Arena as a commitment fee in connection with entering into the Purchase Agreement. The $650 thousand fair value of the Commitment Shares along with $379 thousand of other issuance costs related to the Purchase Agreement were recognized as a loss within other expense, net in the year ended December 31, 2022.

During the three months ended March 31, 2023, the Company sold 37,230 shares of common stock at a weighted-average price of $1.32 per share, resulting in net proceeds of $49 thousand.

10. Stock-Based Compensation

2021 Stock Option and Grant Plan

On April 30, 2021, Legacy Comera established the 2021 Stock Option and Grant Plan (the “2021 Plan”), which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards and restricted stock units. In connection with the closing of the Transaction, option awards outstanding under the 2021 Plan were exchanged for options to purchase shares of the Company's common stock (the “Exchanged Options”), with proportional adjustments to the number of shares underlying the options and the exercise price of the options approved by the compensation committee and board of directors of Legacy Comera. Other than with respect to the exercise price and the underlying number of shares of the Company's common stock, the Exchanged Options remain subject to the terms and conditions of the Legacy Comera option awards issued pursuant to the 2021 Plan. The Exchanged Options are outstanding under and count against the number of shares reserved for issuance pursuant to the 2022 Equity and Incentive Plan (the “2022 Plan”). Following the closing of the Transaction, no additional awards may be granted under the 2021 Plan.

As of March 31, 2023, there were 2,516,734 options outstanding, inclusive of 1,159,934 Exchanged Options, exercisable for 1,159,934 shares of common stock at a weighted-average exercise price of $0.59 per share.

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

The total number of common shares authorized to be issued under the 2022 Plan was 2,059,838. The share pool will automatically increase on January 1 of each year by four percent of the number of shares of Stock outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the board of directors. The pool increased by 794,368 shares on January 1, 2023. As of March 31, 2023, there were 2,516,734 options outstanding, including 150,000 options related to an employee inducement grant in November 2022 as well as the Exchanged Options, with a weighted-average exercise price of $1.62 and 487,473 shares available for future grants under the 2022 Plan.

Shares underlying awards that are forfeited, cancelled, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or are otherwise terminated under the 2022 Plan without having been fully exercised (including the Exchanged Options) will be available for future awards.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,152,641	$1.67	9.1	$748
Granted	372,600	1.30
Cancelled or forfeited	(8,507)	0.59
Outstanding as of March 31, 2023	2,516,734	$1.62	9.0	$358
Exercisable as of March 31, 2023	557,606	$0.59	8.3	$171

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $0.84.

As of March 31, 2023, total unrecognized compensation cost related to the unvested stock options was $2.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,883	$414
Research and development	4,941	3,798
General and administrative	293,941	38,344
Total stock-based compensation	$300,765	$42,556

11. Common Stock Warrants

During the three months ended March 31, 2023, there were 4,812,484 warrants issued. There were no warrants exercised or expired.

The following represents a summary of the warrants outstanding and exercisable at March 31, 2023:

					Number of Shares Underlying Warrants

Description	Issue Date	Classification	Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
2020 Private Placement Warrants	Nov 17, 2020	Liability	$11.50	May 19, 2027	5,817,757	5,817,757
Public Warrants	Nov 17, 2020	Equity	$11.50	May 19, 2027	5,223,575	5,223,575
January 2023 PIPE Warrants	Jan 4, 2023	Equity	$1.23	Jan 4, 2028	4,812,484	4,812,484
					15,853,816	15,853,816

The following table summarizes warrant activity for the three months ended March 31, 2023:

	Number of Common Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	11,041,332	$11.50	4.38	$—
Warrants issued	4,812,484	$1.23	4.76
Outstanding as of March 31, 2023	15,853,816	$8.38	4.33	$—

The Company’s freestanding warrant instruments consist of private placement warrants to purchase shares of common stock (the “2020 Private Placement Warrants”) and public warrants to purchase shares of common stock (the “Public Warrants”) that were assumed as part of the Transaction. In addition, the Company issued the January 2023 PIPE Warrants in connection with the January 2023 PIPE. The January 2023 PIPE Warrants are considered freestanding instruments and are immediately exercisable for two shares of the Company's common stock at an exercise price of $1.23 per Warrant Share for an aggregate of 4,812,484 Warrant Shares. The January 2023 PIPE Warrants are indexed to the Company's common stock and meet the equity classification criteria.

12. Concentrations of Risk

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

For the three months ended March 31, 2023 and 2022, one customer accounted for 100% and two customers accounted for 95% of revenue recognized in the period, respectively.

There were no accounts receivables as of March 31, 2023.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three months ended March 31, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2023. The Company has never been examined by the Internal Revenue Service, or any other jurisdiction, for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

14. Net Loss per Share – Basic and Diluted

For the three months ended March 31, 2023 and 2022, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares. Undistributed losses were allocated entirely to common stockholders since neither the convertible preferred stock nor the contingently returnable earn-out shares from the Transaction (the “Earn-Out Shares”) are required to share in the losses of the Company.

For the three months ended March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share since the effect of considering options to purchase common stock, warrants to purchase common stock, Earn-Out Shares, and convertible preferred stock in the calculation would be antidilutive.

The following potentially dilutive common stock instruments presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	2,516,734	1,902,643
Earn-Out Shares	3,150,000	—
Convertible preferred stock (as converted to common stock)	342,754	10,643,403
Warrants to purchase common stock	15,853,816	—

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Net loss available to common stockholders — basic and diluted	$(2,568,128)	$(2,879,395)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders —basic and diluted	19,033,436	718,419
Net loss per share attributable to common stockholders — basic and diluted	$(0.13)	$(4.01)

15. Commitments and Contingencies

Leases

On March 8, 2018, the Company entered into a non-cancelable operating lease agreement for office and laboratory space in Woburn, Massachusetts. On March 10, 2021, the Company extended the lease agreement through June 30, 2024 with monthly payments of $12 thousand, subject to annual increases in January based on changes in the consumer price index. On March 4, 2022, the Company executed the first amendment to the Woburn Lease (the “Amendment”) which increased the size of the leased office and laboratory space with aggregate monthly payments of $18 thousand, subject to annual increases based on the consumer price index, in addition to payment of a proportional share of operating costs.

The maturities and balance sheet presentation under all non-cancelable operating leases as of March 31, 2023, are as follows:

Operating Leases
Maturity of lease liabilities
2023	$163,159
2024	123,077
Total lease liabilities	286,236
Less imputed interest	(15,067)
Present value of operating lease liability as of March 31, 2023	$271,169
Reported as of March 31, 2023
Lease liabilities — current	$217,500
Lease liabilities — noncurrent	53,669
$271,169

As the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at each lease commencement date in determining the present value of the lease payments. The weighted-average discount rate used for leases as of March 31, 2023 is 8.0%. The weighted-average lease term as of March 31, 2023 is 1.3 years. During the three months ended March 31, 2023 and 2022 operating cash flows used for operating leases was $54 thousand and $36 thousand, respectively. During the three months ended March 31, 2023 and 2022, lease cost was $56 thousand and $35 thousand, respectively.

Amounts included in restricted cash as of March 31, 2023 and December 31, 2022 included $50 thousand held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility and for certain credit cards.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2023, and, to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company maintains officers and directors insurance coverage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Through March 31, 2023, the Company had not experienced any losses related to these indemnification agreements and no material claims were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the related notes included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our 2022 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Transaction, the use of “our”, “we” and words of similar import in this Item 2 refer to our predecessor, Legacy Comera.

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
•
our ability to maintain the listing of our securities on the Nasdaq Capital Market ("Nasdaq");
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
•
the effect of the COVID-19 pandemic on our business;
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

The SQore™ platform, which is the foundation of our work, is supported by an extensive patent portfolio and encompasses years of knowledge and development from our team of scientists, including industry-leading experts in polymer engineering and interfacial dynamics (the way that different molecules interact) who are inventors on dozens of patents and have published widely-cited research in their fields. We believe that our combined polymer and small molecule capability will allow us to leverage a mechanistic understanding of protein-protein and protein-solvent interactions to identify suitable excipients for specific formulations, which allows the active, therapeutic ingredient to enter the body and arrive with sufficient potency.

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

Financial Overview

Revenue

Through March 31, 2023, we have generated revenue from the second phase of a research agreement with a partner. These arrangements generally represent formulation development collaborations with rights to negotiate product-specific licenses for a broad spectrum of protein-based therapeutics. Initially, arrangements have provided compensation for research efforts. The arrangements also provide that if the research efforts are successful, additional development and commercialization arrangements may be separately negotiated and executed, which may include upfront payments, milestones, and royalties on commercial sales. We generally expect revenue to increase as we execute additional research agreements and as planned development and collaboration arrangements are executed.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There were no changes to our critical accounting policies during the three months ended March 31, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in the 2022 Annual Report.

Results of Operations

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percentage
Revenue	$392,915	$95,334	$297,581	312%
Cost of revenue	116,519	44,524	71,995	162%
Operating expenses:
Research and development	343,705	487,217	(143,512)	(29)%
General and administrative	2,433,147	2,016,245	416,902	21%
Total operating expenses	2,776,852	2,503,462	273,390	11%
Loss from operations	(2,500,456)	(2,452,652)	(47,804)	2%
Other income (expense), net	19,144	(426,743)	445,887	(104)%
Net loss and comprehensive loss	$(2,481,312)	$(2,879,395)	$398,083	(14)%

Revenue

Revenue was $393 thousand for the three months ended March 31, 2023, compared to $95 thousand for the three months ended March 31, 2022. The increase of $298 thousand is primarily related to the extension and expansion of the ongoing research collaboration with Regeneron Pharmaceuticals.

Cost of Revenue

Cost of revenue was $117 thousand for the three months ended March 31, 2023, compared to $45 thousand for the three months ended March 31, 2022. The increase of $72 thousand is primarily related to higher direct labor costs incurred during the three months ended March 31, 2023, due to an increase in research activities performed under customer contracts.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percentage
Employee related	$214,691	$242,112	$(27,421)	(11)%
Lab supplies and materials	71,806	187,311	(115,505)	(62)%
Occupancy and facility related	46,713	34,953	11,760	34%
Other	10,495	22,841	(12,346)	(54)%
Total research and development expense	$343,705	$487,217	$(143,512)	(29)%

Research and development expenses were $344 thousand for the three months ended March 31, 2023, compared to $487 thousand for the three months ended March 31, 2022. The overall decrease of $144 thousand is primarily related to lower lab supply expenses in three months ended March 31, 2023 and a greater allocation of resources to cost of revenue in three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended March 31, 2023, compared to $2.0 million for the three months ended March 31, 2022. The increase of $417 thousand is primarily related to increases in expenses in connection with the Company’s growth and costs associated with operating a public company. These increases include $331 thousand of personnel costs, $256 thousand of non-cash stock compensation fees, $107 thousand of patent fees, and $374 thousand of directors and officers liability insurance. These increases were partially offset by decreases of $414 thousand in consulting fees and $333 thousand of accounting fees.

Other Income (Expense), Net

For the three months ended March 31, 2023, total other income, net is comprised of a $27 thousand change in fair value of derivative warrant liabilities, partially offset by $8 thousand of interest expense.

For the three months ended March 31, 2022, total other expense, net primarily related to $427 thousand related to a loss on diverted funds, as previously disclosed.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2023, we have generated revenue from research agreements with various partners. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of one or more of our current or future pipeline programs as well as continued successful execution of pharmaceutical research collaborations and subsequent execution of collaboration programs. Our net loss was $2.5 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $37.4 million. We expect to continue to incur losses for at least the next several years as we continue to develop our SQore™ platform and conduct research and development activities on our pipeline programs. In addition, we expect our expenses to increase as our pipeline programs advance into clinical development and eventual regulatory approval stages. If we obtain marketing approval for any of our pipeline programs, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of March 31, 2023, the Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations or cash flows.

On January 2, 2023, we entered into the 2023 PIPE Purchase Agreement with a select group of existing shareholders and members of the Company's board of directors (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement of our securities an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 January PIPE Warrant. The financing closed on January 4, 2023 (the “January 2023 PIPE”), resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand.

We will receive up to an aggregate of $127.0 million if all of the outstanding Public Warrants and 2020 Private Placement Warrants and $5.9 million if all of the outstanding January 2023 PIPE Warrants are exercised for cash. However, we will only receive such proceeds if and when the warrant holders exercise such warrants, and we believe the likelihood that holders of the Public Warrants will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. The closing price of Comera common stock on Nasdaq on March 31, 2023 was $0.90, which is $10.60 below the exercise price of the Public Warrants. If the market price for Comera common stock does not increase from the current level, it is unlikely that any of the Public Warrants will be exercised.

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

We do not believe the cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations for the next twelve months from the date of issuance of the condensed consolidated financial statements. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents, and restricted cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,905,768)	$(2,869,552)
Net cash used in investing activities	(88,359)	—
Net cash provided by financing activities	1,580,548	222,513
Net decrease in cash, cash equivalents and restricted cash	$(413,579)	$(2,647,039)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $1.9 million which consisted of a $2.5 million net loss, partially offset by $304 thousand of net non-cash adjustments to reconcile net loss to cash used in operating activities and $272 thousand of changes in operating assets and liabilities. Our net non-cash adjustments to reconcile net loss to cash used in operating activities were primarily comprised of $301 thousand of stock-based compensation expense and $28 thousand of depreciation expense, partially offset by $27 thousand change in fair value of derivative warrant liabilities. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases of $126 thousand in accounts payable and $138 thousand in accrued expenses and other current liabilities and decreases of $118 thousand in prepaid expenses and other current assets and $34 thousand in accounts receivable, partially offset by $144 thousand decrease in deferred revenue.

During the three months ended March 31, 2022, net cash used in operating activities was $2.9 million which consisted of a $2.9 million net loss, partially offset by $67 thousand of net non-cash adjustments to reconcile net loss to cash used in operating activities and $57 thousand of changes in operating assets and liabilities. Our net non-cash adjustments to reconcile net loss to cash used in operating activities were primarily comprised of $43 thousand of stock-based compensation expense and $25 thousand of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a decrease of $301 thousand in accrued expenses and other current liabilities and an increase of $148 thousand in accounts receivable, partially offset by increases of $123 thousand in accounts payable and $48 thousand in deferred revenue and a decrease of $221 thousand of prepaid expenses and other current assets.

Investing Activities

The cash outflows from investing activities for the three months ended March 31, 2023 related to the purchase of property and equipment. There were no investing activities for the three months ended March 31, 2022.

Financing Activities

Financing activities during the three months ended March 31, 2023 related to $2.0 million of net proceeds received from the January 2023 PIPE (excluding $1.5 million in proceeds received as advanced deposits on or prior to December 31, 2022) and $49 thousand of proceeds from the Arena Purchase Agreement, partially offset by $456 thousand of repayments under our insurance premium financing arrangement.

Financing activities during the three months ended March 31, 2022 related to $429 thousand of proceeds from the exercise of stock options, partially offset by $207 thousand of deferred offering costs paid in cash.

Known Trends, Events and Uncertainties

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19 and the Biden Administration previously announced it will end the public health emergency declaration related to COVID-19 on May 11, 2023. Nonetheless, COVID-19 continues to present a public health and economic challenge around the world. COVID-19 has resulted in significant economic uncertainty and volatility in the credit and capital markets and has caused global inflationary and supply chain pressures. As a result, we may not be able to raise sufficient capital to commercialize our current and future product candidates. The length of time and full extent to which COVID-19 may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We plan to continue to closely monitor the ongoing impact of COVID-19 (including the emergence of new variants) on our operations.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risks described in the section of our 2022 Annual Report entitled “Item 1A. Risk Factors.” Other than those listed below, there have been no material changes to such risk factors during the quarter ended March 31, 2023. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and our Public Warrants are listed on Nasdaq. There can be no assurance that we will continue to meet Nasdaq’s listing standards. On November 18, 2022, we received a letter from the Nasdaq Listing Qualifications department staff of Nasdaq notifying us that, for the then prior 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) was below the minimum $35 million required for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq listing rule 5810(c)(3)(C), we have 180 calendar days, or until May 17, 2023 (the “Compliance Period”), to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at or above $35 million for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the Compliance Period. We may also regain compliance by meeting the continued listing standard of a minimum stockholders’ equity of at least $2.5 million. If we do not regain compliance by May 17, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

In addition, on May 2, 2023, we received a letter from the Nasdaq Listing Qualifications department staff notifying us that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 30, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If the Company is not in compliance by October 30, 2023, the Company may be eligible for additional time to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 31, 2022, the Company entered into the Arena Purchase Agreement with Arena. As of May 12, 2023, the Company has sold an aggregate of 512,985 shares of its Common Stock at a weighted average price of approximately $1.71 per share for aggregate gross proceeds of approximately $879 thousand pursuant to the Arena Purchase Agreement. Of the 512,985 shares of Common Stock sold pursuant to the Arena Purchase Agreement, 37,230 shares of Common Stock were sold in the three months ended March 31, 2023, at a weighted average price of $1.32 per share, resulting in net proceeds of $49 thousand. The purchase price of the shares sold to Arena was equal to 96% of the simple average of the daily VWAP of the Company’s Common Stock immediately preceding the time of sale, as computed under the Arena Purchase Agreement. The issuances of the shares of the Company’s Common Stock pursuant to the Arena Purchase Agreement were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

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

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2023).
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

COMERA LIFE SCIENCES HOLDINGS, INC.

Date:	May 12, 2023	By:	/s/ Jeffrey S. Hackman
Name: Jeffrey S. Hackman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Michael Campbell
Name: Michael Campbell
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)