Form 10-Q
period 2023-06-30
Comera Life Sciences Holdings, Inc.
filed 2023-08-10
CIK 1907685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 27,175,945 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$476,302	$446,607
Restricted cash - current	—	1,505,625
Accounts receivable	250,000	34,320
Deferred issuance costs	25,013	90,047
Prepaid expenses and other current assets	1,072,719	986,499
Total current assets	1,824,034	3,063,098
Restricted cash - non-current	50,000	50,000
Property and equipment, net	209,732	257,186
Right-of-use asset	213,206	313,629
Security deposit	43,200	43,200
Total assets	$2,340,172	$3,727,113
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,150,774	$1,458,267
Accrued expenses and other current liabilities	959,773	1,295,764
Insurance premium financing	584,809	455,562
Deposit liability	—	1,505,625
Deferred revenue	36,310	144,280
Lease liability - current	221,879	199,184
Total current liabilities	3,953,545	5,058,682
Derivative warrant liabilities	46,591	277,507
Lease liability - noncurrent	—	120,302
Total liabilities	4,000,136	5,456,491
Commitments and contingencies (Note 15)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,305 shares designated Series A convertible preferred stock; 4,305 shares issued and outstanding at June 30, 2023 and December 31, 2022	4,690,398	4,517,710
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 150,000,000 shares authorized; 19,155,138 and 16,709,221 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,915	1,671
Additional paid-in capital	32,444,578	28,655,164
Accumulated deficit	(38,796,855)	(34,903,923)
Total stockholders’ deficit	(6,350,362)	(6,247,088)
Total liabilities, convertible preferred stock and stockholders’ deficit	$2,340,172	$3,727,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$315,055	$146,726	$707,970	$242,060
Cost of revenue	56,040	54,543	172,559	99,067
Operating expenses:
Research and development	235,696	368,553	579,401	855,770
General and administrative	1,503,553	3,696,517	3,936,700	5,712,762
Total operating expenses	1,739,249	4,065,070	4,516,101	6,568,532
Loss from operations	(1,480,234)	(3,972,887)	(3,980,690)	(6,425,539)
Other income (expense), net:
Change in fair value of derivative warrant liabilities	72,591	1,454,440	99,353	1,454,440
Reverse recapitalization issuance costs in excess of gross proceeds	—	(6,566,821)	—	(6,566,821)
Interest expense	(3,977)	—	(11,595)	(77)
Other expense, net	—	—	—	(426,666)
Total other income (expense), net	68,614	(5,112,381)	87,758	(5,539,124)
Net loss and comprehensive loss	(1,411,620)	(9,085,268)	(3,892,932)	(11,964,663)
Less: accretion of convertible preferred stock to redemption value	(85,872)	(201,168)	(172,688)	(201,168)
Net loss attributable to common stockholders	$(1,497,492)	$(9,286,436)	$(4,065,620)	$(12,165,831)
Net loss per share attributable to common stockholders — basic and diluted	$(0.08)	$(1.14)	$(0.21)	$(2.75)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	19,154,681	8,142,383	19,094,394	4,430,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	4,305	$4,517,710	—	$—	16,709,221	$1,671	$28,655,164	$(34,903,923)	$(6,247,088)
Issuance of common stock in connection with the January 2023 PIPE, net of issuance costs	—	—	—	—	2,406,242	240	3,200,209	—	3,200,449
Issuance of common stock in connection with the Arena purchase agreement	—	—	—	—	37,230	4	49,154	—	49,158
Accretion of convertible preferred stock to redemption value	—	86,816	—	—	—	—	(86,816)	—	(86,816)
Stock-based compensation expense	—	—	—	—	—	—	300,765	—	300,765
Net loss	—	—	—	—	—	—	—	(2,481,312)	(2,481,312)
Balance as of March 31, 2023	4,305	$4,604,526	—	$—	19,152,693	$1,915	$32,118,476	$(37,385,235)	$(5,264,844)
Accretion of convertible preferred stock to redemption value	—	85,872	—	—	—	—	(85,872)	—	(85,872)
Conversion of Private Warrants to Public Warrants	—	—	—	—	—	—	131,562	—	131,562
Issuance of common stock upon exercise of stock options	—	—	—	—	2,445	—	1,443		1,443
Stock-based compensation expense	—	—	—	—	—	—	278,969	—	278,969
Net loss	—	—	—	—	—	—	—	(1,411,620)	(1,411,620)
Balance as of June 30, 2023	4,305	$4,690,398	—	$—	19,155,138	$1,915	$32,444,578	$(38,796,855)	$(6,350,362)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	13,802,758	$20,857,453	308,443	$31	$2,213,547	$(16,899,825)	$(14,686,247)
Issuance of common stock upon exercise of stock options	—	—	—	—	735,859	74	429,356	—	429,430
Stock-based compensation expense	—	—	—	—	—	—	42,556	—	42,556
Net loss	—	—	—	—	—	—	—	(2,879,395)	(2,879,395)
Balance as of March 31, 2022	—	$—	13,802,758	$20,857,453	1,044,302	$105	$2,685,459	$(19,779,220)	$(17,093,656)
Issuance of common stock upon exercise of stock options, net of shares withheld to settle tax withholding requirements	—	—	—	—	679,265	68	230,003	—	230,071
Conversion of convertible preferred stock	—	—	(13,802,758)	(20,857,453)	10,643,403	1,064	20,856,389	—	20,857,453
Issuance of common stock in connection with the Transaction and Maxim Private Placement, net of redemptions, net tangible assets, and issuance costs of $7.5 million	—	—	—	—	3,570,215	357	3,443,393	—	3,443,750
Issuance of convertible preferred stock, net of issuance costs of $161,535	4,305	4,143,854	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	201,168	—	—	—	—	(201,168)	—	(201,168)
Stock-based compensation expense	—	—	—	—	—	—	56,739	—	56,739
Net loss	—	—	—	—	—	—	—	(9,085,268)	(9,085,268)
Balance as of June 30, 2022	4,305	$4,345,022	—	$—	15,937,185	$1,594	$27,070,815	$(28,864,488)	$(1,792,079)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,892,932)	$(11,964,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	579,734	99,295
Depreciation expense	53,104	46,394
Noncash lease expense	2,816	358
Reverse recapitalization issuance costs in excess of gross proceeds	—	6,566,821
Change in fair value of derivative warrant liabilities	(99,353)	(1,454,440)
Changes in operating assets and liabilities:
Accounts receivable	(215,680)	(100,000)
Prepaid expenses and other current assets	561,579	(101,413)
Due from related parties	—	286
Accounts payable	487,297	983,634
Accrued expenses and other current liabilities	(267,866)	400,166
Security deposits	—	(11,000)
Deferred revenue	(107,970)	—
Net cash used in operating activities	(2,899,271)	(5,534,562)
Cash flows from investing activities:
Purchases of property and equipment	(94,009)	(3,453)
Net cash flows used in investing activities	(94,009)	(3,453)
Cash flows from financing activities:
Proceeds from January 2023 PIPE, net of issuance costs	1,985,301	—
Net proceeds from Transaction and Maxim Private Placement	—	3,307,162
Proceeds from the Arena Purchase Agreement	49,158	—
Repayment of insurance premium financing	(518,552)	—
Proceeds from exercise of stock options	1,443	659,501
Net cash provided by financing activities	1,517,350	3,966,663
Net decrease in cash, cash equivalents and restricted cash	(1,475,930)	(1,571,352)
Cash, cash equivalents and restricted cash at beginning of period	2,002,232	6,560,140
Cash, cash equivalents, and restricted cash at end of period	$526,302	$4,988,788
Supplemental information:
Cash and cash equivalents	$476,302	$4,938,788
Restricted cash	50,000	50,000
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$526,302	$4,988,788
Supplemental disclosure of noncash investing and financing activities:
Fixed asset additions in accounts payable	$—	$25,154
Stock issuance costs in accounts payable and accrued expenses and other current liabilities	$383,616	$—
Acquisition of right-of-use asset	$—	$162,634
Conversion of convertible preferred stock into common stock	$—	$20,857,453
Financing of insurance premiums	$647,799	$1,516,000
Issuance of common stock to settle stock issuance costs	$—	$3,443,750
Issuance of common stock in exchange for services by the Company's Board of Directors	$68,125	$—
Issuance of Series A preferred stock to settle stock issuance costs	$—	$910,000
Accretion on convertible preferred stock	$172,688	$201,168
Issuance of Series A preferred stock to settle underwriting fees payable assumed in Transaction	$—	$3,395,389
Derivative warrant liabilities assumed in Transaction	$—	$2,286,379

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

Comera is a pre-clinical biotechnology company dedicated to promoting a compassionate new era in medicine. The Company applies a deep knowledge of formulation science and technology to transform essential biologic medicines from intravenous (“IV”) to subcutaneous (“SQ”) forms. This revolutionary technology provides patients and families with the freedom of self-injectable care, allowing them to realize the potential of these life changing therapies, and to unlock the vast potential of their own lives. To accomplish this, Comera is developing an internal portfolio of proprietary therapeutics that incorporate Comera’s innovative proprietary formulation platform, SQore™. Comera also collaborates with pharmaceutical and biotechnology companies, applying the SQore™ platform to Comera’s partners’ biologic medicines to deliver enhanced formulations that facilitate self-injectable care.

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

The financial information as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Through June 30, 2023, the Company has funded its operations primarily with proceeds from the issuance of equity instruments and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $3.9 million and $12.0 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $38.8 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company does not believe the cash, cash equivalents, and restricted cash on hand as of June 30, 2023 of $0.5 million and subsequent proceeds from the July 2023 private investment in public equity ("PIPE") Financing, refer to Note 16 for details, will be sufficient to fund its operations and capital expenditure requirements for the next twelve months from the date the condensed consolidated financial statements are issued. The Company will be required to raise additional capital to continue to fund its operations. Such funding may not be available on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue operations or the Company may be required to delay, scale back or eliminate some or all of its ongoing research and development efforts and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of earn-out shares and revenue recognition. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Summary of Significant Accounting Policies

The significant accounting policies of the Company are set forth in Note 2, Basis of Presentation and Significant Accounting Policies, of the consolidated financial statements included in the 2022 Annual Report. During the three and six months ended June 30, 2023 the Company did not make any changes to its significant accounting policies.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s fair value hierarchy for its liabilities, which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$46,591	$—	$46,591

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$277,507	$—	$277,507

There were no assets for which fair value was required to be disclosed as of June 30, 2023 or December 31, 2022. Refer to Note 11 for details of the partial reclassification of Level 2 derivative warrant liabilities in May 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,013,874	$913,611
Other	58,845	72,888
Prepaid expenses and other current assets	$1,072,719	$986,499

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Lab equipment	$676,010	$587,650
Leasehold improvements	36,149	36,149
Computer equipment	35,002	32,178
Other equipment	9,411	9,411
Construction in progress	2,825	88,359
	759,397	753,747
Less accumulated depreciation	(549,665)	(496,561)
Property and equipment, net	$209,732	$257,186

Depreciation expense for the three months ended June 30, 2023 and 2022 was $25 thousand and $22 thousand, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 was $53 thousand and $46 thousand, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued bonus	$446,783	$767,093
Professional fees	228,569	282,454
Accrued compensation	118,080	—
Accrued vacation	47,090	21,194
Other	119,251	225,023
Accrued expenses and other current liabilities	$959,773	$1,295,764

7. Insurance Premium Financing

In May 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $1.5 million at an interest rate of 4.00%. The Company was required to make monthly payments of $154 thousand through March 2023.

The Company entered into a renewal with First Insurance Funding in May 2023, financing $648 thousand at a rate of 7.30%. The Company is required to make monthly payments of $67 thousand through April 2024. The outstanding balance as of June 30, 2023 was $585 thousand.

8. Convertible Preferred Stock

As of June 30, 2023, the Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 1,000,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. In connection with the Transaction, a certificate of designation was filed to designate and authorize the issuance of up to 4,305 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”).

Convertible preferred stock consisted of the following as of June 30, 2023:

	Par Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	$0.0001	4,305	4,305	$4,690,398	$4,690,398	342,754

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

The holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to the declaration or payment of any dividend on any other currently-outstanding capital stock, dividends when, as and if declared by the board of directors, payable quarterly on January 1, April 1, July 1 and October 1 of each calendar year (each date a “Series A Quarterly Dividend Payment Date”), commencing on and including July 1, 2022, which dividends shall be paid in cash at a rate of 8.0% per annum on the Series A Original Purchase Price for the first six Series A Quarterly Dividend Payment Dates, which shall increase by 2% per annum from and after each successive Series A Quarterly Dividend Payment Date, up to a maximum of 18%. Such dividends shall cumulate quarterly at the Series A Dividend Rate if not declared and paid on a Series A Quarterly Dividend Payment Date. As of June 30, 2023, no cash dividends have been declared or paid and the Company has $386 thousand of cumulative dividends in arrears.

As the preferred stock is considered to be contingently redeemable, the preferred stock has been classified outside of permanent equity. Since the contingent redemption is considered probable, the Series A Preferred Stock will be accreted to its redemption value at each reporting date. The Company recorded accretion of $86 and $173 thousand during the three and six months ended June 30, 2023, respectively, which is considered a deemed dividend.

9. Common Stock

As of June 30, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock on an as converted to common stock basis, on all matters submitted to the stockholders for a vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through June 30, 2023, no cash dividends have been declared or paid.

As of June 30, 2023, the Company has reserved the following shares of common stock for future issuance:

Exercise of outstanding stock options	2,758,104
Available for issuance under equity compensation plans	243,658
Exercise of outstanding common stock warrants	15,853,816
Conversion of Series A Preferred Stock	1,028,262
Reserved for issuance pursuant to the Arena Purchase Agreement	4,204,644
Total shares of authorized common stock reserved for future issuance	24,088,484

January 2023 PIPE

On January 2, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a select group of existing shareholders and members of the Company's board of directors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “January 2023 PIPE”) an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 PIPE Warrant. The financing closed on January 4, 2023 (the “January 2023 PIPE”), resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand. The gross proceeds net of advanced deposits of $1.5 million received in December and $68 thousand of non-cash proceeds for board compensation reconciles to the $2.0 million proceeds from January 2023 PIPE, net of issuance costs on the statement of cash flows.

Common Stock Purchase Agreement

On August 31, 2022, the Company entered into a purchase agreement (the “Arena Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”), pursuant to which Arena has committed to purchase up to $15.0 million (the “Commitment Amount”) of the Company’s common stock, subject to an increase, at the Company's option, to $30.0 million of the Company's common stock (the “Additional Commitment Amount”). Under the terms and subject to the conditions of the Arena Purchase Agreement, the Company has the right, but not the obligation, to sell to Arena, and Arena is obligated to purchase up to $15.0 million of the Company’s common stock, subject to increase at the Company's option by the Additional Commitment Amount. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the approximately 36-month period commencing on the date of the Purchase Agreement, provided that the registration statement (the “Registration Statement”) covering the resale by Arena of the shares of the Company’s common stock purchased under the Purchase Agreement remains effective, and the other conditions set forth in the Arena Purchase Agreement are satisfied. The purchase price of the shares of the Company’s common stock will be equal to 96% of the simple average of the daily volume weighted average price (“VWAP”) of the Company’s common stock immediately preceding the time of sale as computed under the Arena Purchase Agreement.

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

During the six months ended June 30, 2023, the Company sold 37,230 shares of common stock at a weighted-average price of $1.32 per share, resulting in net proceeds of $49 thousand.

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

As of June 30, 2023, there were 1,157,489 Exchanged Options outstanding, included in the 2,758,104 shares per the table in Note 9, which are potentially exercisable for 1,157,489 shares of common stock at a weighted-average exercise price of $0.59 per share.

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

The total number of common shares authorized to be issued under the 2022 Plan was 2,059,838. The share pool will automatically increase on January 1 of each year by four percent of the number of shares of Stock outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the board of directors. The pool increased by 794,368 shares on January 1, 2023. As of June 30, 2023, there were 2,758,104 options outstanding, including 150,000 options related to an employee inducement grant in November 2022 as well as the Exchanged Options, with a weighted-average exercise price of $1.54 and 243,658 shares available for future grants under the 2022 Plan.

Shares underlying awards that are forfeited, cancelled, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or are otherwise terminated under the 2022 Plan without having been fully exercised (including the Exchanged Options) will be available for future awards.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,152,641	$1.67		$748
Granted	616,415	1.06
Exercised	(2,445)	0.59
Cancelled or forfeited	(8,507)	0.59
Outstanding as of June 30, 2023	2,758,104	$1.54	8.8	$—
Exercisable as of June 30, 2023	992,118	$0.98	8.6	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $0.68.

As of June 30, 2023, total unrecognized compensation cost related to the unvested stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,177	$511	$3,060	$925
Research and development	7,909	2,212	12,849	6,010
General and administrative	269,883	54,016	563,825	92,360
Total stock-based compensation	$278,969	$56,739	$579,734	$99,295

11. Common Stock Warrants

During the six months ended June 30, 2023, there were 4,812,484 warrants issued. There were no warrants exercised or expired.

The following represents a summary of the warrants outstanding and exercisable at June 30, 2023:

					Number of Shares Underlying Warrants

Description	Issue Date	Classification	Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
2020 Private Placement Warrants	Nov 17, 2020	Liability	$11.50	May 19, 2027	1,719,212	1,719,212
Public Warrants	Nov 17, 2020	Equity	$11.50	May 19, 2027	9,322,120	9,322,120
January 2023 PIPE Warrants	Jan 4, 2023	Equity	$1.23	Jan 4, 2028	4,812,484	4,812,484
					15,853,816	15,853,816

The following table summarizes warrant activity for the six months ended June 30, 2023:

	Number of Common Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	11,041,332	$11.50	4.38	$—
Warrants issued	4,812,484	$1.23	4.51
Outstanding as of June 30, 2023	15,853,816	$8.38	4.08	$—

The Company’s freestanding warrant instruments consist of private placement warrants to purchase shares of common stock (the “2020 Private Placement Warrants”) and public warrants to purchase shares of common stock (the “Public Warrants”) that were assumed as part of the Transaction. A portion of the private placement warrants, which were previously accounted for as derivative warrant liabilities, were reclassified as Public Warrants and are now freely tradeable as a result of transfers from the original warrant holders within the sponsor group and the lockup period restriction expiring in May 2023. The Company also issued the January 2023 PIPE Warrants in connection with the January 2023 PIPE. The January 2023 PIPE Warrants are considered freestanding instruments and are immediately exercisable for two shares of the Company's common stock at an exercise price of $1.23 per Warrant Share for an aggregate of 4,812,484 Warrant Shares. The January 2023 PIPE Warrants are indexed to the Company's common stock and meet the equity classification criteria.

12. Concentrations of Risk

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable in the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, one customer accounted for all revenue and accounts receivable. For the six months ended June 30, 2022, two customers accounted for 95% of revenue. For the year ended December 31, 2022, one customer accounted for all accounts receivable.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and six months ended June 30, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of June 30, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of June 30, 2023. The Company has never been examined by the Internal Revenue Service, or any other jurisdiction, for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

14. Net Loss per Share – Basic and Diluted

For the three and six months ended June 30, 2023 and 2022, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares. Undistributed losses were allocated entirely to common stockholders since neither the convertible preferred stock nor the contingently returnable earn-out shares from the Transaction (the “Earn-Out Shares”) are required to share in the losses of the Company.

For the three and six months ended June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share since the effect of considering options to purchase common stock, warrants to purchase common stock, Earn-Out Shares, and convertible preferred stock in the calculation would be antidilutive.

The following potentially dilutive common stock instruments presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share because including them would have had an antidilutive effect:

	Six months ended June 30,
	2023	2022
Options to purchase common stock	2,758,104	1,618,441
Earn-Out Shares	3,150,000	3,150,000
Convertible preferred stock (as converted to common stock)	342,754	342,754
Warrants to purchase common stock	15,853,816	11,041,432

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss available to common stockholders — basic and diluted	$(1,497,492)	$(9,286,436)	$(4,065,620)	$(12,165,831)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders —basic and diluted	19,154,681	8,142,383	19,094,394	4,430,401
Net loss per share attributable to common stockholders — basic and diluted	$(0.08)	$(1.14)	$(0.21)	$(2.75)

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

The maturities and balance sheet presentation under all non-cancelable operating leases as of June 30, 2023, are as follows:

Operating Leases
Maturity of lease liabilities
2023	$108,773
2024	123,077
Total lease liabilities	231,850
Less imputed interest	(9,971)
Present value of operating lease liability as of June 30, 2023	$221,879
Reported as of June 30, 2023
Lease liabilities — current	$221,879
Lease liabilities — noncurrent	—
$221,879

As the Company’s lease agreements do not state an implicit rate, the Company estimated its incremental borrowing rate based on the information available at each lease commencement date in determining the present value of the lease payments. The weighted-average discount rate used for leases as of June 30, 2023 is 8.0%. The weighted-average lease term as of June 30, 2023 is 1.0 year. During the six months ended June 30, 2023 and 2022 operating cash flows used for operating leases was $109 thousand and $88 thousand, respectively. During the six months ended June 30, 2023 and 2022, lease cost was $112 thousand and $90 thousand, respectively.

Amounts included in restricted cash as of June 30, 2023 and December 31, 2022 included $50 thousand held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility and for certain credit cards.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2023, and, to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company maintains officers and directors insurance coverage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Through June 30, 2023, the Company had not experienced any losses related to these indemnification agreements and no material claims were outstanding.

16. Subsequent Events

July 2023 PIPE Financing

On July 31, 2023, the Company entered into a securities purchase agreement (the “July 2023 PIPE Purchase Agreement,” and the transactions contemplated thereby, the “July 2023 PIPE Financing”) with certain purchasers (“the Purchasers” and each a "Purchaser"), pursuant to which the Company agreed to issue and sell to the Purchasers in the July 2023 PIPE Financing an aggregate of 7,960,867 shares (the "Shares") of the Company's common stock at a purchase price of $0.51125 per Share and accompanying warrants to purchase up to 19,902,191 shares of common stock (the "Warrant Shares") at an exercise price of $0.6135 per Warrant Share, for an aggregate purchase price of approximately $4.1 million.

The July 2023 PIPE Financing will be consummated in two separate closings. The first closing was subject to customary representations and warranties and closing conditions and took place on July 31, 2023 and the Company sold an aggregate of 4,399,016 Shares and accompanying warrants to purchase up to 10,997,550 Warrant Shares for gross proceeds of $2.25 million. The second closing will include the sale and issuance of an additional 3,561,851 Shares and warrants to purchase up to an additional 8,904,641 Warrant Shares (the “Subsequent Closing”) for gross proceeds of $1.8 million. The second closing is conditioned upon, among other customary closing conditions, receipt of stockholder approval of the July 2023 PIPE Financing. If the stockholders do not approve the July 2023 PIPE Financing, the Subsequent Closing will not take place. The Company intends to use the proceeds from the July 2023 PIPE Financing for working capital and general corporate purposes.

July 2023 Subscription Agreement

On July 31, 2023, the Company entered into a Subscription Agreement (the “July 2023 Subscription Agreement”) with a third-party vendor pursuant to which it issued and sold a total of 388,486 shares of the Company’s common stock to the third-party vendor as partial consideration for services rendered, at a purchase price equal to $0.6135 per share, for an aggregate purchase price of approximately $0.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the related notes included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our 2022 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Transaction, the use of “our," “we” and words of similar import in this Item 2 refer to our predecessor, Legacy Comera.

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
•
general economic conditions; and
•
other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “Risk Factors” and our other reports we file with the SEC from time to time.

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

Financial Overview

Revenue

Through June 30, 2023, we have generated revenue from the second phase of a research agreement with a partner. These arrangements generally represent formulation development collaborations with rights to negotiate product-specific licenses for a broad spectrum of protein-based therapeutics. Initially, arrangements have provided compensation for research efforts. The arrangements also provide that if the research efforts are successful, additional development and commercialization arrangements may be separately negotiated and executed, which may include upfront payments, milestones, and royalties on commercial sales. We generally expect revenue to increase as we execute additional research agreements and as planned development and collaboration arrangements are executed.

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

There were no changes to our critical accounting policies during the three and six months ended June 30, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in the 2022 Annual Report.

Results of Operations

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
Revenue	$315,055	$146,726	$168,329	115%
Cost of revenue	56,040	54,543	1,497	3%
Operating expenses:
Research and development	235,696	368,553	(132,857)	(36)%
General and administrative	1,503,553	3,696,517	(2,192,964)	(59)%
Total operating expenses	1,739,249	4,065,070	(2,325,821)	(57)%
Loss from operations	(1,480,234)	(3,972,887)	2,492,653	(63)%
Other income (expense), net	68,614	(5,112,381)	5,180,995	(101)%
Net loss and comprehensive loss	$(1,411,620)	$(9,085,268)	$7,673,648	(84)%

Revenue

Revenue was $315 thousand for the three months ended June 30, 2023, compared to $147 thousand for the three months ended June 30, 2022. The increase of $168 thousand is primarily related to the extension and expansion of the ongoing research collaboration with Regeneron Pharmaceuticals.

Cost of Revenue

Cost of revenue was $56 thousand for the three months ended June 30, 2023, compared to $55 thousand for the three months ended June 30, 2022. The costs are relatively consistent across periods despite higher revenues in the three months ended June 30, 2023, primarily related to an increase in research activities performed under customer contracts, which had more favorable margins compared with the prior period.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
Employee related	$120,937	$211,503	$(90,566)	(43)%
Lab supplies and materials	44,037	91,989	(47,952)	(52)%
Occupancy and facility related	48,340	42,136	6,204	15%
Other	22,382	22,925	(543)	(2)%
Total research and development expense	$235,696	$368,553	$(132,857)	(36)%

Research and development expenses were $236 thousand for the three months ended June 30, 2023, compared to $369 thousand for the three months ended June 30, 2022. The overall decrease of $133 thousand is primarily related to both a reduction in employee compensation expense and lower lab supply expenses in the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended June 30, 2023, compared to $3.7 million for the three months ended June 30, 2022. The decrease of $2.2 million is primarily related to the higher expenses in connection with the Company’s transition to a public company in the three months ended June 30, 2022. These decreases include $1.0 million of consulting fees, $559 thousand of insurance expense, $291 thousand of accounting fees, $226 thousand of legal fees, $193 thousand of personnel costs, and $105 thousand of recruiting costs less than the current period. These decreases were partially offset by increases of $215 thousand of non-cash stock compensation fees and $42 thousand of patent fees in the current period. Additionally, there was a $634 thousand expense associated with a tail policy related to the Transaction in the three months ended June 30, 2022 partially offset by higher D&O insurance payments in the three months ended June 30, 2023.

Other Income (Expense), Net

For the three months ended June 30, 2023, total other income, net is comprised of a $73 thousand change in fair value of derivative warrant liabilities, partially offset by $4 thousand of interest expense.

For the three months ended June 30, 2022, total other expense, net is primarily comprised of a $6.6 million loss related to stock issuance costs which exceeded gross proceeds received from the Transaction and Maxim Private Placement. This expense was partially offset by a $1.4 million decrease in fair value of the Company’s derivative warrant liabilities which were assumed in the Transaction.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Dollar	Percentage
Revenue	$707,970	$242,060	$465,910	192%
Cost of revenue	172,559	99,067	73,492	74%
Operating expenses:
Research and development	579,401	855,770	(276,369)	(32)%
General and administrative	3,936,700	5,712,762	(1,776,062)	(31)%
Total operating expenses	4,516,101	6,568,532	(2,052,431)	(31)%
Loss from operations	(3,980,690)	(6,425,539)	2,444,849	(38)%
Other (expense) income, net	87,758	(5,539,124)	5,626,882	(102)%
Net loss and comprehensive loss	$(3,892,932)	$(11,964,663)	$8,071,731	(67)%

Revenue

Revenue was $708 thousand for the six months ended June 30, 2023, compared to $242 thousand for the six months ended June 30, 2022. The increase of $466 thousand is primarily related to the extension and expansion of the ongoing research collaboration with Regeneron Pharmaceuticals.

Cost of Revenue

Cost of revenue was $173 thousand for the six months ended June 30, 2023, compared to $99 thousand for the six months ended June 30, 2022. The increase of $73 thousand is primarily related to higher direct labor costs incurred during the six months ended June 30, 2023, primarily related to an increase in research activities performed under customer contracts, which had more favorable margins compared with the prior period.

Research and Development Expenses

The following table sets forth our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Dollar	Percentage
Employee related	$335,629	$453,616	$(117,987)	(26)%
Lab supplies and materials	115,842	279,300	(163,458)	(59)%
Occupancy and facility related	95,054	77,088	17,966	23%
Other	32,876	45,766	(12,890)	(28)%
Total research and development expense	$579,401	$855,770	$(276,369)	(32)%

Research and development expenses were $579 thousand for the six months ended June 30, 2023, compared to $856 thousand for the six months ended June 30, 2022. The overall decrease of $276 thousand is primarily related to both lower lab supply expenses and a reduction in employee compensation expense in the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the six months ended June 30, 2023, compared to $5.7 million for the six months ended June 30, 2022. The decrease of $1.8 million is primarily related to the higher expenses in connection with the Company’s transition to a public company in the six months ended June 30, 2022. These decreases include $1.4 million of consulting fees, $587 thousand of accounting fees, $207 thousand of legal fees, and $105 thousand of recruiting costs less than the current period. These decreases were partially offset by increases of $471 thousand in non-cash stock compensation fees, $149 thousand of patent fees, and $137 thousand of personnel costs in the current period. Additionally, there was a $634 thousand expense associated with a tail policy related to the Transaction in the six months ended June 30, 2022, partially offset by higher D&O insurance payments in the six months ended June 30, 2023.

Other Income (Expense), Net

For the six months ended June 30, 2023, total other income, net is comprised of a $99 thousand change in fair value of derivative warrant liabilities, partially offset by $12 thousand of interest expense.

For the six months ended June 30, 2022, total other expense, net was primarily comprised of a $6.6 million expense related to stock issuance costs which exceeded gross proceeds received from the Transaction and $1 million private placement of our common stock entered into with Maxim Group LLC immediately prior to the Transaction (the “Maxim Private Placement”) as well as a $590 thousand loss from payments related to a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties which was partially offset by $164 thousand of insurance proceeds for a net loss of $426 thousand. These expenses were partially offset by a $1.5 million decrease in fair value of the Company’s derivative warrant liabilities which were assumed in the Transaction.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any products approved for sale and have not generated any revenue from product sales. As of June 30, 2023, we have generated revenue from research agreements with various partners. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of one or more of our current or future pipeline programs as well as continued successful execution of pharmaceutical research collaborations and subsequent execution of collaboration programs. Our net loss was $3.9 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $38.8 million. We expect to continue to incur losses for at least the next several years as we continue to develop our SQore™ platform and conduct research and development activities on our pipeline programs. In addition, we expect our expenses to increase as our pipeline programs advance into clinical development and eventual regulatory approval stages. If we obtain marketing approval for any of our pipeline programs, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of June 30, 2023, the Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations or cash flows.

On July 31, 2023, we entered into a securities purchase agreement (the “July 2023 PIPE Purchase Agreement,” and the transactions contemplated thereby, the “July 2023 PIPE Financing”) with the Purchasers named therein, pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 7,960,867 shares (the “Shares”) of our common stock at a purchase price of $0.51125 per Share and accompanying warrants (the “July 2023 PIPE Warrants”) to purchase up to 19,902,191 Warrant Shares of common stock at an exercise price of $0.6135 per Warrant Share, for an aggregate purchase price of approximately $4.1 million. The July 2023 private investment in public equity ("PIPE") Financing will take place in two separate closings. The first closing was subject to customary representations and warranties and closing conditions and took place on July 31, 2023 (the “First Closing”), and we sold an aggregate of 4,399,016 Shares and accompanying warrants to purchase up to 10,997,550 Warrant Shares. The second closing is expected to include the sale and issuance of an additional 3,561,851 Shares and warrants to purchase up to an additional 8,904,641 Shares (the “Subsequent Closing”) and is conditioned upon, among other customary closing conditions, and is expected to take place following, receipt of stockholder approval of the 2023 PIPE Financing (the “Nasdaq Proposal”). If the stockholders do not approve the July 2023 PIPE Financing, the Subsequent Closing will not take place. Each of the Purchasers has agreed to vote all shares of voting capital stock of the Company owned thereby (other than shares acquired at the First Closing) in favor of the Nasdaq Proposal.

The July 2023 PIPE Warrants issued in the First Closing become exercisable on the date that is six months and one day after the First Closing, and the July 2023 PIPE Warrants issuable in the Subsequent Closing, if such Subsequent Closing is approved by our stockholders, will be immediately exercisable. All of the July 2023 PIPE Warrants will expire five years from their respective date of issuance and will be subject to customary adjustments. The July 2023 PIPE Warrants contain beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice, but in no event may such beneficial ownership limitation exceed the 19.99% Cap. If we obtain stockholder approval for the July 2023 PIPE Financing, the Cap will no longer apply to the July 2023 PIPE Warrants.

On January 2, 2023, we entered into the January 2023 PIPE Purchase Agreement with a select group of existing shareholders and members of the Company's board of directors (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement of our securities an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 January PIPE Warrant. The financing closed on January 4, 2023 (the “January 2023 PIPE”), resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand.

We will receive the following gross proceeds if the following warrants are exercised for cash: (i) $127.0 million upon the exercise of all of the outstanding Public Warrants and 2020 Private Placement Warrants, (ii) $5.9 million upon the exercise of the outstanding January 2023 PIPE Warrants, (iii) $6.7 million upon the exercise of the July 2023 PIPE Warrants issued in the First Closing, and (iv) if issued, $5.5 million upon exercise of the July 2023 PIPE Warrants issuable in the Subsequent Closing. However, we will only receive such proceeds if and when the warrant holders exercise such warrants, and we believe the likelihood that holders of the warrants will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. The closing price of Comera common stock on Nasdaq on August 4, 2023 was $0.60, which is $10.90 below the exercise price of the Public Warrants, $0.63 below the exercise price of the January 2023 PIPE Warrants, and $0.0135 below the exercise price of the July 2023 PIPE Warrants. If the market price for Comera common stock does not increase from the current level, it is unlikely that any of the warrants will be exercised.

In addition, on July 31, 2023, we entered into the July 2023 Subscription Agreement with a third-party vendor pursuant to which we issued and sold a total of 388,486 shares of our common stock to the third-party vendor as partial consideration for services rendered, at a purchase price equal to $0.6135 per share, for an aggregate purchase price of approximately $0.2 million.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, government and other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, pipeline programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or pipeline programs that we would otherwise prefer to develop and market ourselves. Pursuant to the July 2023 PIPE Purchase Agreement, the Company is restricted, for a period of 90 days following the First Closing, from raising any equity or debt capital, unless such restriction is waived by the majority of the Purchasers, such waiver not to be unreasonably withheld for offerings deemed to be necessary to regain or maintain compliance with the Nasdaq Listing Rules.

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

We do not believe the cash and cash equivalents, as of June 30, 2023, will be sufficient to fund our operations for the next twelve months from the date of issuance of the condensed consolidated financial statements. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents, and restricted cash for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(2,899,271)	$(5,534,562)
Net cash used in investing activities	(94,009)	(3,453)
Net cash provided by financing activities	1,517,350	3,966,663
Net decrease in cash, cash equivalents and restricted cash	$(1,475,930)	$(1,571,352)

Operating Activities

The decrease in cash used in operating activities was due to a net loss of $3.9 million, partially offset by increases to net non-cash adjustments to reconcile net loss to cash used in operating activities of $545 thousand and changes in operating assets and liabilities of $456 thousand. The increase in net non-cash adjustments was driven by $580 thousand of stock-based compensation expense, partially offset by $91 thousand change in fair value of derivative warrant liabilities. The increase in operating assets and liabilities was driven by a decrease in working capital spend and financing payments on the insurance renewal, partially offset by an increase in accounts receivable and a decrease in deferred revenue.

Investing Activities

The increase in cash used in investing activities for the six months ended June 30, 2023 related to the purchase of property and equipment.

Financing Activities

The decrease in cash used in financing activities was driven by a driven by a decrease in net proceeds from capital raising transactions. Financing activities during the six months ended June 30, 2023 related to $2.0 million of net proceeds received from the January 2023 PIPE (excluding $1.5 million in proceeds received as advanced deposits on or prior to December 31, 2022) and $49 thousand of proceeds from the Arena Purchase Agreement, partially offset by $519 thousand of repayments under our insurance premium financing arrangement. Financing activities during the six months ended June 30, 2022 related to $3.3 million of net proceeds received from the Transaction and Maxim Private Placement as well as $659 thousand of cash inflows from the exercise of stock options.

Known Trends, Events and Uncertainties

On April 10, 2023, President Biden signed a joint congressional resolution ending the national emergency related to COVID-19 and the Biden Administration ended the public health emergency declaration related to COVID-19 on May 11, 2023. Nonetheless, COVID-19 continues to present challenges around the world. COVID-19 has resulted in significant economic uncertainty and volatility in the credit and capital markets and has caused global inflationary and supply chain pressures. As a result, we may not be able to raise sufficient capital to commercialize our current and future product candidates. The length of time and full extent to which COVID-19 may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We plan to continue to closely monitor the ongoing impact of COVID-19 (including the emergence of new variants) on our operations.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risks described in the section of our 2022 Annual Report entitled “Item 1A. Risk Factors.” Other than those listed below, there have been no material changes to such risk factors during the quarter ended June 30, 2023. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. '

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and our Public Warrants are listed on Nasdaq. There can be no assurance that we will continue to meet Nasdaq’s listing standards. On May 18, 2023, we received a determination letter (the “Letter”) from the staff (the “Staff”) of The Nasdaq Stock Market LLC stating that we have not regained compliance with the Market Value of Listed Securities (“MVLS”) Standard, since our common stock, par value $0.0001 per share (the “Common Stock”), was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us. As previously disclosed, we were initially notified by the Staff on November 18, 2022 that the minimum MVLS for our Common Stock was below the $35 million minimum MVLS requirement for the previous 30 consecutive business days, and in accordance with the Nasdaq Listing Rules, we were provided 180 calendar days, or until May 17, 2023, to regain compliance with the MVLS Rule.

In addition, on May 2, 2023, we received a letter from the Nasdaq Listing Qualifications department staff notifying us that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Listing Rule 5550(a)(2) (the "Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until October 30, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. Pursuant to the Letter, we requested and attended a hearing on July 6, 2023 to appeal the delisting determination. At the hearing, we presented a compliance plan to regain compliance with the MVLS Rule and the Bid Price Rule by November 14, 2023. On August 8, 2023, we received formal notice that the Nasdaq Hearings Panel granted the Company’s request for the continued listing of its Common Stock on Nasdaq, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the $1.00 bid price and $2.5 million stockholders’ equity requirements or the MVLS Rule set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b), respectively, by no later than November 14, 2023. The Company is taking definitive steps to timely evidence compliance with the terms of the Nasdaq Hearings Panel’s decision; however, there can be no assurance that it will be able to do so. If we do not regain compliance, we and our stockholders could face significant material adverse consequences, including:

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

If our Common Stock ceases to be listed for trading on Nasdaq, we expect that our Common Stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023, in connection with the Company’s cash preservation strategy, the Company’s board of directors approved a 20% decrease in the base salary of the Company’s named executive officers, including the Company’s principal executive officer and principal financial officer, effective as of August 16, 2023. The annual base salary rates of the named executive officers prior to and after giving effect to the 20% decrease are set forth in the table below.

Named Executive Officer	2023 Annual Base Salary Rate	Adjusted 2023 Annual Base Salary Rate
Jeffrey S. Hackman
Chairman, President and Chief Executive Officer	$400,000	$320,000
Michael G. Campbell, CPA
Executive Vice President and Chief Financial Officer	$375,000	$300,000
Neal Muni, MD
Executive Vice President and Chief Operating Officer	$350,000	$280,000

On August 8, 2023, the Company received formal notice that the Nasdaq Hearings Panel granted the Company’s request for the continued listing of its common stock on the NCM, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the $1.00 bid price and $2.5 million stockholders’ equity requirements or the MVLS Rule set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b), respectively, by no later than November 14, 2023. The Company is taking definitive steps to timely evidence compliance with the terms of the Nasdaq Hearings Panel’s decision; however, there can be no assurance that it will be able to do so.

Item 6. Exhibits.

Exhibit Number	Description
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

COMERA LIFE SCIENCES HOLDINGS, INC.

Date:	August 10, 2023	By:	/s/ Jeffrey S. Hackman
Name: Jeffrey S. Hackman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2023	By:	/s/ Michael Campbell
Name: Michael Campbell
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)