Form 10-Q
period 2023-09-30
Comera Life Sciences Holdings, Inc.
filed 2023-11-09
CIK 1907685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 30,737,796 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,767,870	$446,607
Restricted cash - current	—	1,505,625
Accounts receivable	—	34,320
Deferred issuance costs	—	90,047
Prepaid expenses and other current assets	862,626	986,499
Total current assets	2,630,496	3,063,098
Restricted cash - non-current	50,000	50,000
Property and equipment, net	186,738	257,186
Right-of-use asset	161,515	313,629
Security deposit	43,200	43,200
Total assets	$3,071,949	$3,727,113
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,144,822	$1,458,267
Accrued expenses and other current liabilities	1,226,129	1,295,764
Insurance premium financing	389,872	455,562
Deposit liability	—	1,505,625
Deferred revenue	—	144,280
Lease liability - current	171,596	199,184
Total current liabilities	2,932,419	5,058,682
Derivative warrant liabilities	37,266	277,507
Lease liability - noncurrent	—	120,302
Total liabilities	2,969,685	5,456,491
Commitments and contingencies (Note 15)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 3,895.53 and 4,305 shares designated Series A convertible preferred stock at September 30, 2023 and December 31, 2022; 3,895.53 and 4,305 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,322,866	4,517,710
Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized; 30,737,796 and 16,709,221 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,759	1,671
Additional paid-in capital	36,727,205	28,655,164
Accumulated deficit	(40,950,566)	(34,903,923)
Total stockholders’ deficit	(4,220,602)	(6,247,088)
Total liabilities, convertible preferred stock and stockholders’ deficit	$3,071,949	$3,727,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$136,310	$234,922	$844,280	$476,982
Cost of revenue	41,961	60,963	214,520	160,030
Operating expenses:
Research and development	366,015	394,800	945,415	1,250,570
General and administrative	1,885,405	2,314,554	5,822,107	8,027,316
Total operating expenses	2,251,420	2,709,354	6,767,522	9,277,886
Loss from operations	(2,157,071)	(2,535,395)	(6,137,762)	(8,960,934)
Other income (expense), net:
Change in fair value of derivative warrant liabilities	9,325	500,327	108,678	1,954,767
Reverse recapitalization issuance costs in excess of gross proceeds	—	—	—	(6,566,821)
Common stock purchase agreement issuance costs	—	(1,029,077)	—	(1,029,077)
Interest expense	(5,965)	(12,696)	(17,559)	(12,773)
Other expense, net	—	—	—	(426,666)
Total other income (expense), net	3,360	(541,446)	91,119	(6,080,570)
Net loss and comprehensive loss	(2,153,711)	(3,076,841)	(6,046,643)	(15,041,504)
Less: accretion of convertible preferred stock to redemption value	(85,468)	(86,816)	(258,156)	(287,984)
Net loss attributable to common stockholders	$(2,239,179)	$(3,163,657)	$(6,304,799)	$(15,329,488)
Net loss per share attributable to common stockholders — basic and diluted	$(0.10)	$(0.20)	$(0.31)	$(1.85)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders — basic and diluted	23,113,051	16,024,011	20,448,666	8,294,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	4,305	$4,517,710	—	$—	16,709,221	$1,671	$28,655,164	$(34,903,923)	$(6,247,088)
Issuance of common stock in connection with the January 2023 PIPE, net of issuance costs	—	—	—	—	2,406,242	240	3,200,209	—	3,200,449
Issuance of common stock in connection with the Arena purchase agreement	—	—	—	—	37,230	4	49,154	—	49,158
Accretion of convertible preferred stock to redemption value	—	86,816	—	—	—	—	(86,816)	—	(86,816)
Stock-based compensation expense	—	—	—	—	—	—	300,765	—	300,765
Net loss	—	—	—	—	—	—	—	(2,481,312)	(2,481,312)
Balance as of March 31, 2023	4,305	$4,604,526	—	$—	19,152,693	$1,915	$32,118,476	$(37,385,235)	$(5,264,844)
Accretion of convertible preferred stock to redemption value	—	85,872	—	—	—	—	(85,872)	—	(85,872)
Conversion of Private Warrants to Public Warrants	—	—	—	—	—	—	131,562	—	131,562
Issuance of common stock upon exercise of stock options	—	—	—	—	2,445	—	1,443	—	1,443
Stock-based compensation expense	—	—	—	—	—	—	278,969	—	278,969
Net loss	—	—	—	—	—	—	—	(1,411,620)	(1,411,620)
Balance as of June 30, 2023	4,305	$4,690,398	—	$—	19,155,138	$1,915	$32,444,578	$(38,796,855)	$(6,350,362)
Issuance of common stock in connection with the July 2023 PIPE, net of issuance costs	—	—	—	—	7,960,867	797	3,812,245	—	3,813,042
Issuance of common stock in connection with vendor subscription agreements	—	—	—	—	471,791	47	288,290	—	288,337
Accretion of convertible preferred stock to redemption value	—	85,468	—	—	—	—	(85,468)	—	(85,468)
Redemption of convertible preferred stock	(409.47)	(453,000)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	267,560	—	267,560
Net loss	—	—	—	—	—	—	—	(2,153,711)	(2,153,711)
Balance as of September 30, 2023	3,895.53	$4,322,866	—	$—	27,587,796	$2,759	$36,727,205	$(40,950,566)	$(4,220,602)

	Series A Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	13,802,758	$20,857,453	308,443	$31	$2,213,547	$(16,899,825)	$(14,686,247)
Issuance of common stock upon exercise of stock options	—	—	—	—	735,859	74	429,356	—	429,430
Stock-based compensation expense	—	—	—	—	—	—	42,556	—	42,556
Net loss	—	—	—	—	—	—	—	(2,879,395)	(2,879,395)
Balance as of March 31, 2022	—	$—	13,802,758	$20,857,453	1,044,302	$105	$2,685,459	$(19,779,220)	$(17,093,656)
Issuance of common stock upon exercise of stock options, net of shares withheld to settle tax withholding requirements	—	—	—	—	679,265	68	230,003	—	230,071
Conversion of convertible preferred stock	—	—	(13,802,758)	(20,857,453)	10,643,403	1,064	20,856,389	—	20,857,453
Issuance of common stock in connection with the Transaction and Maxim Private Placement, net of redemptions, net tangible assets, and issuance costs of $7.5 million	—	—	—	—	3,570,215	357	3,443,393	—	3,443,750
Issuance of convertible preferred stock, net of issuance costs of $161,535	4,305	4,143,854	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	201,168	—	—	—	—	(201,168)	—	(201,168)
Stock-based compensation expense	—	—	—	—	—	—	56,739	—	56,739
Net loss	—	—	—	—	—	—	—	(9,085,268)	(9,085,268)
Balance as of June 30, 2022	4,305	$4,345,022	—	$—	15,937,185	$1,594	$27,070,815	$(28,864,488)	$(1,792,079)
Issuance of common stock upon exercise of Public Warrants	—	—	—	—	100	—	1,150	—	1,150
Issuance of common stock in connection with common stock purchase agreement	—	—	—	—	420,000	42	748,846	—	748,888
Issuance of Commitment Shares	—	—	—	—	296,181	29	649,971	—	650,000
Accretion of convertible preferred stock to redemption value	—	86,816	—	—	—	—	(86,816)	—	(86,816)
Stock-based compensation expense	—	—	—	—	—	—	127,690	—	127,690
Net loss	—	—	—	—	—	—	—	(3,076,841)	(3,076,841)
Balance as of September 30, 2022	4,305	$4,431,838	—	$—	16,653,466	$1,665	$28,511,656	$(31,941,329)	$(3,428,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,046,643)	$(15,041,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	847,294	226,985
Depreciation expense	76,098	70,184
Noncash lease expense	4,224	1,765
Reverse recapitalization issuance costs in excess of gross proceeds	—	6,566,821
Noncash common stock purchase agreement issuance costs	—	650,000
Change in fair value of derivative warrant liabilities	(108,678)	(1,954,767)
Changes in operating assets and liabilities:
Accounts receivable	34,320	(293,821)
Prepaid expenses and other current assets	771,672	460,895
Due from related parties	—	286
Accounts payable	(245,796)	1,019,751
Accrued expenses and other current liabilities	(1,510)	380,401
Security deposits	—	(11,000)
Deferred revenue	(144,280)	—
Net cash used in operating activities	(4,813,299)	(7,924,004)
Cash flows from investing activities:
Purchases of property and equipment	(94,009)	(28,607)
Net cash flows used in investing activities	(94,009)	(28,607)
Cash flows from financing activities:
Proceeds from January 2023 PIPE, net of issuance costs	1,626,698	—
Proceeds from July 2023 PIPE, net of issuance costs	3,923,799	—
Proceeds from vendor subscription agreements	288,337	—
Net proceeds from Transaction and Maxim Private Placement	—	3,307,162
Proceeds from the Arena Purchase Agreement	49,158	748,888
Redemption of convertible preferred stock	(453,000)	—
Repayment of insurance premium financing	(713,489)	(604,876)
Proceeds from exercise of public warrants	—	1,150
Proceeds from exercise of stock options	1,443	659,501
Net cash provided by financing activities	4,722,946	4,111,825
Net decrease in cash, cash equivalents and restricted cash	(184,362)	(3,840,786)
Cash, cash equivalents and restricted cash at beginning of period	2,002,232	6,560,140
Cash, cash equivalents, and restricted cash at end of period	$1,817,870	$2,719,354
Supplemental information:
Cash and cash equivalents	$1,767,870	$2,669,354
Restricted cash	50,000	50,000
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$1,817,870	$2,719,354
Supplemental disclosure of noncash investing and financing activities:
Stock issuance costs in accounts payable and accrued expenses and other current liabilities	$110,757	$—
Acquisition of right-of-use asset	$—	$162,634
Conversion of convertible preferred stock into common stock	$—	$20,857,453
Financing of insurance premiums	$647,799	$1,516,000
Issuance of common stock to settle stock issuance costs	$—	$3,443,750
Issuance of common stock in exchange for services by the Company's Board of Directors	$68,125	$—
Issuance of Series A preferred stock to settle stock issuance costs	$—	$910,000
Accretion on convertible preferred stock	$258,156	$287,984
Issuance of Series A preferred stock to settle underwriting fees payable assumed in Transaction	$—	$3,395,389
Derivative warrant liabilities assumed in Transaction	$—	$2,286,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMERA LIFE SCIENCES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes for the years ended December 31, 2022 and 2021 included in the Form 10-K filed with the SEC on March 17, 2023 (the “2022 Annual Report”).

The financial information as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Through September 30, 2023, the Company has funded its operations primarily with proceeds from the issuance of equity instruments and convertible notes. The Company has incurred recurring losses since its inception, including a net loss of $6.0 million and $15.0 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $41.0 million. The Company expects to continue to incur operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company does not believe its cash, cash equivalents, and restricted cash on hand as of September 30, 2023 of $1.8 million will be sufficient to fund its operations and capital expenditure requirements for the next twelve months from the date the condensed consolidated financial statements are issued. The Company will be required to raise additional capital to continue to fund its operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue operations or the Company may be required to delay, scale back or eliminate some or all of its ongoing research and development efforts and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Summary of Significant Accounting Policies

The significant accounting policies of the Company are set forth in Note 2, Basis of Presentation and Significant Accounting Policies, of the consolidated financial statements included in the 2022 Annual Report. During the three and nine months ended September 30, 2023 the Company did not make any changes to its significant accounting policies.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s fair value hierarchy for its liabilities, which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$37,266	$—	$37,266

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities	$—	$277,507	$—	$277,507

There were no assets for which fair value was required to be disclosed as of September 30, 2023 or December 31, 2022. Refer to Note 11 for details of the partial reclassification of Level 2 derivative warrant liabilities in May 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$706,673	$913,611
Contract assets	100,000	—
Other	55,953	72,888
Prepaid expenses and other current assets	$862,626	$986,499

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Lab equipment	$676,010	$587,650
Leasehold improvements	36,149	36,149
Computer equipment	35,002	32,178
Other equipment	9,411	9,411
Construction in progress	2,825	88,359
	759,397	753,747
Less accumulated depreciation	(572,659)	(496,561)
Property and equipment, net	$186,738	$257,186

Depreciation expense for the three months ended September 30, 2023 and 2022 was $23 thousand and $24 thousand, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $76 thousand and $70 thousand, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued bonus	$412,005	$767,093
Professional fees	506,898	282,454
Accrued compensation	88,189	—
Accrued vacation	25,972	21,194
Other	193,065	225,023
Accrued expenses and other current liabilities	$1,226,129	$1,295,764

7. Insurance Premium Financing

In May 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $1.5 million at an interest rate of 4.00%. The Company was required to make monthly payments of $154 thousand through March 2023.

The Company entered into a renewal with First Insurance Funding in May 2023, financing $648 thousand at a rate of 7.30%. The Company is required to make monthly payments of $67 thousand through April 2024. The outstanding balance as of September 30, 2023 was $390 thousand.

8. Convertible Preferred Stock

As of September 30, 2023, the Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 1,000,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. In connection with the Transaction, a certificate of designation (the "Certificate of Designation") was filed to designate and authorize the issuance of up to 4,305 shares of Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”).

Convertible preferred stock consisted of the following as of September 30, 2023:

	Par Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	$0.0001	3,895.53	3,895.53	$4,322,866	$4,322,866	310,153

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

On September 13, 2023, the Company notified Maxim that the completion of the Subsequent Closing of the July 2023 PIPE (as defined below) on September 11, 2023, combined with prior Equity Financings (as defined in the Certificate of Designation) constituted a Qualifying Financing Event (as defined in the Certificate of Designation) and that the Company determined the Qualifying Financing Proceeds (as defined in the Certificate of Designation) were equal to $453 thousand. On September 19, 2023, at Maxim’s election and direction, the Company used such Qualifying Financing Proceeds to redeem 409.47 shares of the Series A Preferred Stock. Refer to Note 9 for additional details of the July 2023 PIPE.

The holders of Series A Preferred Stock are entitled to receive, prior and in preference to the declaration or payment of any dividend on any other currently-outstanding capital stock, dividends when, as and if declared by the board of directors, payable quarterly on January 1, April 1, July 1 and October 1 of each calendar year (each date a “Series A Quarterly Dividend Payment Date”), having commenced on and included July 1, 2022, which dividends must be paid in cash at a rate of 8.0% per annum on the Series A Original Purchase Price for the first six Series A Quarterly Dividend Payment Dates, which will increase by 2% per annum from and after each successive Series A Quarterly Dividend Payment Date, up to a maximum of 18%. Such dividends shall cumulate quarterly at the Series A Dividend Rate if not declared and paid on a Series A Quarterly Dividend Payment Date. As of September 30, 2023, no cash dividends have been declared or paid (though the redemption price for the 409.47 shares redeemed on September 19, 2023 included the accrued and unpaid dividends on such shares) and the Company has $427 thousand of cumulative dividends in arrears.

As the preferred stock is considered to be contingently redeemable, the preferred stock has been classified outside of permanent equity. Since the contingent redemption is considered probable, the Series A Preferred Stock will be accreted to its redemption value at each reporting date. The Company recorded accretion of $85 thousand and $258 thousand during the three and nine months ended September 30, 2023, respectively, which is considered a deemed dividend.

9. Common Stock

As of September 30, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock on an as converted to common stock basis, on all matters submitted to the stockholders for a vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through September 30, 2023, no cash dividends have been declared or paid, outside of the Maxim redemption described in Note 8.

As of September 30, 2023, the Company has reserved the following shares of common stock for future issuance:

Exercise of outstanding stock options	4,556,552
Available for issuance under equity compensation plans	1,445,210
Exercise of outstanding common stock warrants	35,756,007
Conversion of Series A Preferred Stock	930,459
Reserved for issuance pursuant to the Arena Purchase Agreement	4,204,644
Total shares of authorized common stock reserved for future issuance	46,892,872

July 2023 PIPE

On July 31, 2023, the Company entered into a securities purchase agreement (the “July 2023 PIPE Purchase Agreement,” and the transactions contemplated thereby, the “July 2023 PIPE”) with certain purchasers (“the July Purchasers” and each, a " July Purchaser"), pursuant to which the Company agreed to issue and sell to the July Purchasers in the July 2023 PIPE an aggregate of 7,960,867 shares (the "Shares") of the Company's common stock at a purchase price of $0.51125 per Share and accompanying warrants to purchase up to 19,902,191 shares of common stock (the "Warrant Shares") at an exercise price of $0.6135 per Warrant Share, for an aggregate purchase price of approximately $4.1 million.

The July 2023 PIPE was consummated in two separate closings. The first closing, which was subject to customary representations and warranties and closing conditions, was executed on July 31, 2023 (the “First Closing”) and the Company sold an aggregate of 4,399,016 Shares and accompanying warrants to purchase up to 10,997,550 Warrant Shares for gross proceeds of $2.25 million. The second closing included the sale and issuance of an additional 3,561,851 Shares and warrants to purchase up to an additional 8,904,641 Warrant Shares (the “Subsequent Closing”) for gross proceeds of $1.8 million. The Subsequent Closing was conditioned upon, among other customary closing conditions, receipt of stockholder approval of the July 2023 PIPE, which was obtained at the Company’s annual stockholder meeting held on August 31, 2023. The private placement closed on September 11, 2023 upon the receipt of the remaining funds in the Subsequent Closing.

The July 2023 PIPE resulted in net proceeds of $3.8 million, after deducting offering costs of $257 thousand.

Vendor Subscription Agreements

On July 31, 2023 and August 8, 2023, the Company entered into subscription agreements with two third-party vendors pursuant to which it issued and sold a total of 471,791 shares of the Company’s common stock to the third-party vendors as partial consideration for services rendered, at a purchase price equal to $0.6135 per share for one vendor and $0.6002 per share for the other vendor, for an aggregate purchase price of approximately $0.3 million.

January 2023 PIPE

On January 2, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a select group of existing shareholders and members of the Company's board of directors (the “January Purchasers”), pursuant to which the Company agreed to issue and sell to the January Purchasers in a private placement (the “January 2023 PIPE”) an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 PIPE Warrant. The the January 2023 PIPE closed on January 4, 2023, resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand.

Common Stock Purchase Agreement

On August 31, 2022, the Company entered into a purchase agreement (the “Arena Purchase Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”), pursuant to which Arena has committed to purchase up to $15.0 million (the “Commitment Amount”) of the Company’s common stock, subject to an increase, at the Company's option, to $30.0 million of the Company's common stock (the “Additional Commitment Amount”). Under the terms and subject to the conditions of the Arena Purchase Agreement, the Company has the right, but not the obligation, to sell to Arena, and Arena is obligated to purchase up to $15.0 million of the Company’s common stock, subject to increase at the Company's option by the Additional Commitment Amount. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the approximately 36-month period commencing on the date of the Purchase Agreement, provided that the registration statement covering the resale by Arena of the shares of the Company’s common stock purchased under the Purchase Agreement remains effective, and the other conditions set forth in the Arena Purchase Agreement are satisfied. The purchase price of the shares of the Company’s common stock will be equal to 96% of the simple average of the daily volume weighted average price (“VWAP”) of the Company’s common stock immediately preceding the time of sale as computed under the Arena Purchase Agreement.

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

During the nine months ended September 30, 2023, the Company sold 37,230 shares of common stock at a weighted-average price of $1.32 per share, resulting in net proceeds of $49 thousand.

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

As of September 30, 2023, there were 1,127,063 Exchanged Options outstanding, included in the 4,556,552 shares per the table in Note 9, which are potentially exercisable for 1,127,063 shares of common stock at a weighted-average exercise price of $0.59 per share.

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

The total number of common shares authorized to be issued under the 2022 Plan was 2,059,838. The share pool will automatically increase on January 1 of each year by four percent of the number of shares of Stock outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the board of directors. The pool increased by 794,368 shares on January 1, 2023. On August 31, 2023, at the Company’s 2023 annual stockholder meeting, the Company's approved an amendment to increase the number of shares of common stock reserved for issuance under the 2022 Plan by 3,000,000 shares. As of September 30, 2023, there were 4,556,552 options outstanding, including 150,000 options related to an employee inducement grant issued in November 2022 as well as the Exchanged Options, with a weighted-average exercise price of $1.08, and 1,445,210 shares available for future grants under the 2022 Plan.

Shares underlying awards that are forfeited, cancelled, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or are otherwise terminated under the 2022 Plan without having been fully exercised (including the Exchanged Options) will be available for future awards.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,152,641	$1.67		$748
Granted	2,481,131	0.56
Exercised	(2,445)	0.59
Cancelled or forfeited	(74,775)	0.94
Outstanding as of September 30, 2023	4,556,552	$1.08	9.1	$—
Exercisable as of September 30, 2023	1,616,053	$1.00	8.7	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 was $0.56.

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$985	$484	$4,045	$1,409
Research and development	7,055	2,670	19,905	7,681
General and administrative	259,520	124,536	823,344	217,895
Total stock-based compensation	$267,560	$127,690	$847,294	$226,985

11. Common Stock Warrants

During the nine months ended September 30, 2023, there were 24,714,675 warrants issued. There were no warrants exercised or expired.

The following represents a summary of the warrants outstanding and exercisable at September 30, 2023:

					Number of Shares Underlying Warrants

Description	Issue Date	Classification	Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
2020 Private Placement Warrants	Nov 17, 2020	Liability	$11.50	May 19, 2027	1,719,212	1,719,212
Public Warrants	Nov 17, 2020	Equity	$11.50	May 19, 2027	9,322,120	9,322,120
January 2023 PIPE Warrants	Jan 4, 2023	Equity	$1.23	Jan 4, 2028	4,812,484	4,812,484
July 2023 PIPE Warrants First Closing	July 31, 2023	Equity	$0.61	Jul 31, 2028	10,997,550	—
July 2023 PIPE Warrants Second Closing	Sep 11, 2023	Equity	$0.61	Sep 11, 2028	8,904,641	8,904,641
					35,756,007	24,758,457

The following table summarizes warrant activity for the nine months ended September 30, 2023:

	Number of Common Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	11,041,332	$11.50	4.38	$—
Warrants issued	24,714,675	$0.73	4.77	$—
Outstanding as of September 30, 2023	35,756,007	$4.06	4.42	$—

The Company’s freestanding warrant instruments consist of private placement warrants to purchase shares of common stock (the “2020 Private Placement Warrants”) and public warrants to purchase shares of common stock (the “Public Warrants”) that were assumed as part of the Transaction. A portion of the 2020 Private Placement Warrants, which were previously accounted for as derivative warrant liabilities, were reclassified as Public Warrants and are now freely tradeable as a result of transfers from the original warrant holders within the sponsor group and the lockup period restriction expiring in May 2023. The Company also issued the January 2023 PIPE Warrants and the July 2023 PIPE Warrants in connection with the January 2023 PIPE and July 2023 PIPE, respectively. The January 2023 PIPE Warrants are considered freestanding instruments and are immediately exercisable for two shares of the Company's common stock at an exercise price of $1.23 per Warrant Share for an aggregate of 4,812,484 Warrant Shares. The July 2023 PIPE Warrants are considered freestanding instruments and are exercisable for a share of the Company's common stock at an exercise price of $0.6135 per Warrant Share for an aggregate of 19,902,191 Warrant Shares. Of the July 2023 PIPE Warrants, those from the First Closing are exercisable six months after the First Closing, while those from the Subsequent Closing are immediately exercisable. Both the January 2023 and July 2023 PIPE Warrants are indexed to the Company's common stock and meet the equity classification criteria.

12. Concentrations of Risk

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable in the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, one customer accounted for all revenue. There were no accounts receivable as of September 30, 2023. For the nine months ended September 30, 2022, two customers accounted for 97% of revenue. As of December 31, 2022, one customer accounted for all accounts receivable.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2023. The Company has never been examined by the Internal Revenue Service, or any other jurisdiction, for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

14. Net Loss per Share – Basic and Diluted

For the three and nine months ended September 30, 2023 and 2022, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares. Undistributed losses were allocated entirely to common stockholders since neither the convertible preferred stock nor the contingently returnable earn-out shares from the Transaction (the “Earn-Out Shares”) are required to share in the losses of the Company.

For the three and nine months ended September 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share since the effect of considering options to purchase common stock, warrants to purchase common stock, Earn-Out Shares, and convertible preferred stock in the calculation would be antidilutive.

The following potentially dilutive common stock instruments presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share because including them would have had an antidilutive effect:

	Nine months ended September 30,
	2023	2022
Options to purchase common stock	4,556,552	1,982,641
Earn-Out Shares	3,150,000	3,150,000
Convertible preferred stock (as converted to common stock)	310,153	342,754
Warrants to purchase common stock	35,756,007	11,041,432

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders — basic and diluted	$(2,239,179)	$(3,163,657)	$(6,304,799)	$(15,329,488)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders —basic and diluted	23,113,051	16,024,011	20,448,666	8,294,938
Net loss per share attributable to common stockholders — basic and diluted	$(0.10)	$(0.20)	$(0.31)	$(1.85)

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

The maturities and balance sheet presentation under all non-cancelable operating leases as of September 30, 2023, are as follows:

Operating Leases
Maturity of lease liabilities
2023	$54,386
2024	123,077
Total lease liabilities	177,463
Less imputed interest	(5,867)
Present value of operating lease liability as of September 30, 2023	$171,596
Reported as of September 30, 2023
Lease liabilities — current	$171,596
Lease liabilities — noncurrent	—
$171,596

As the Company’s lease agreements do not state an implicit rate, the Company estimated its incremental borrowing rate based on the information available at each lease commencement date in determining the present value of the lease payments. The weighted-average discount rate used for leases as of September 30, 2023 is 8.0%. The weighted-average lease term as of September 30, 2023 is 0.8 years. During the nine months ended September 30, 2023 and 2022 operating cash flows used for operating leases was $163 thousand and $142 thousand, respectively. During the nine months ended September 30, 2023 and 2022, lease cost was $167 thousand and $145 thousand, respectively.

Amounts included in restricted cash as of September 30, 2023 and December 31, 2022 included $50 thousand held to collateralize a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facility and for certain credit cards.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2023, and, to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company maintains officers and directors insurance coverage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Through September 30, 2023, the Company had not experienced any losses related to these indemnification agreements and no material claims were outstanding.

16. Subsequent Events

On October 31, 2023, the Company received notice from The Nasdaq Stock Market LLC that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “bid price requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2) within the 180 calendar day period provided by Rule 5810(c)(3)(A) and that the Company is not eligible for a second 180 day period to regain compliance. The notice letter indicated that the Nasdaq Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on the Nasdaq Capital Market and that the Company should present its views with respect to this additional deficiency in writing no later than November 7, 2023.

As previously disclosed, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market on November 18, 2022 notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). On August 8, 2023, the Nasdaq Hearings Panel granted the Company’s request for the continued listing of its common stock on the Nasdaq Capital Market, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the bid price requirement and the MVLS rule, by no later than November 14, 2023.

The Company does not expect to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b) by November 14, 2023 and, therefore, expects that its securities will be delisted from the Nasdaq Capital Market. If the Company’s securities are delisted from the Nasdaq Capital Market, the Company will continue to be a reporting company under the Securities Exchange Act of 1943, as amended. In addition, the Company expects that its common stock will be traded on one of the three tiered marketplaces of the OTC Markets Group.

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
•
the price of our securities may be volatile due to a variety of factors, including volatility in the capital markets generally, changes in the competitive and highly regulated industries in which we operate or plan to operate, variations in performance across related parts competitors, changes in laws and regulations affecting our business and changes in our capital structure;
•
the ability to implement business plans, forecasts, and identify and realize additional opportunities;
•
the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate or plan to operate;
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

Overview

Comera is a pre-clinical biotechnology company dedicated to promoting a compassionate new era in medicine by applying a deep knowledge of formulation science and technology to transform essential biologic medicines from intravenous to subcutaneous forms. Although Comera’s product candidates are at the pre-clinical stage and none have been approved for commercial sale, Comera’s internal portfolio of proprietary techniques known as the SQore™ platform, is designed to potentially transform essential biologic medicines from intravenous (“IV”) to subcutaneous (“SQ”) forms, optimize current versions of subcutaneous biologics, and produce biosimilar versions of existing subcutaneous products. If successful, this transformation in administration could provide patients using biological products through intravenous infusion, and their families, the freedom of self-injectable care which, Comera believes, would allow them to enjoy both the potential benefits of biologic treatments and the potential of their own lives while simultaneously lowering healthcare costs. To accomplish this, Comera is developing an internal portfolio of proprietary therapeutic product candidates using its innovative proprietary formulation platform, SQore™. Comera also collaborates with pharmaceutical and biotechnology companies, applying the SQore™ platform to our partners’ biologic medicines to deliver enhanced SQ formulations.

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

Financial Overview

Revenue

We generate revenue from research agreements with various biotechnology and pharmaceutical partners. These arrangements generally represent formulation development collaborations with rights to negotiate product-specific licenses for a broad spectrum of protein-based therapeutics. Initially, arrangements have provided compensation for research efforts. The arrangements also provide that if the research efforts are successful, additional development and commercialization arrangements may be separately negotiated and executed, which may include upfront payments, milestones, and royalties on commercial sales. We generally expect revenue to increase as we execute additional research agreements and as planned development and collaboration arrangements are executed.

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

There were no changes to our critical accounting policies during the three and nine months ended September 30, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in the 2022 Annual Report.

Results of Operations

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percentage
Revenue	$136,310	$234,922	$(98,612)	(42)%
Cost of revenue	41,961	60,963	(19,002)	(31)%
Operating expenses:
Research and development	366,015	394,800	(28,785)	(7)%
General and administrative	1,885,405	2,314,554	(429,149)	(19)%
Total operating expenses	2,251,420	2,709,354	(457,934)	(17)%
Loss from operations	(2,157,071)	(2,535,395)	378,324	(15)%
Other income (expense), net	3,360	(541,446)	544,806	(101)%
Net loss and comprehensive loss	$(2,153,711)	$(3,076,841)	$923,130	(30)%

Revenue

Revenue was $136 thousand for the three months ended September 30, 2023, compared to $235 thousand for the three months ended September 30, 2022. The decrease of $99 thousand is primarily related to a reduction of hours incurred on the ongoing research collaboration with Regeneron Pharmaceuticals Inc., which is now in its final stages.

Cost of Revenue

Cost of revenue was $42 thousand for the three months ended September 30, 2023, compared to $61 thousand for the three months ended September 30, 2022. The decrease of $19 thousand is primarily related to the hours incurred on the ongoing research collaboration with Regeneron Pharmaceuticals, Inc. during the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses were $366 thousand for the three months ended September 30, 2023, compared to $395 thousand for the three months ended September 30, 2022. The overall decrease of $29 thousand is primarily related to a reduction in employee compensation expense in the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended September 30, 2023, compared to $2.3 million for the three months ended September 30, 2022. The decrease of $429 thousand is primarily related to higher expenses in connection with the Company’s transition to operating a public company in the three months ended September 30, 2022. These expenses primarily include decreases of $160 thousand of consulting and public relations fees, $68 thousand of insurance expense, $228 thousand of accounting fees, and $144 thousand of personnel costs. These decrease was partially offset by increases of $134 thousand for non-cash stock compensation fees and $177 thousand of legal expenses and SEC printing costs in the current period.

Other Income (Expense), Net

For the three months ended September 30, 2023, total other income, net is comprised of a $9 thousand change in fair value of derivative warrant liabilities, partially offset by $6 thousand of interest expense. For the three months ended September 30, 2022, total other income, net is comprised of $1 million of common stock purchase agreement issuance costs and $13 thousand of interest expense, partially offset by a $500 thousand change in fair value of derivative warrant liabilities.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Dollar	Percentage
Revenue	$844,280	$476,982	$367,298	77%
Cost of revenue	214,520	160,030	54,490	34%
Operating expenses:
Research and development	945,415	1,250,570	(305,155)	(24)%
General and administrative	5,822,107	8,027,316	(2,205,209)	(27)%
Total operating expenses	6,767,522	9,277,886	(2,510,364)	(27)%
Loss from operations	(6,137,762)	(8,960,934)	2,823,172	(32)%
Other (expense) income, net	91,119	(6,080,570)	6,171,689	(101)%
Net loss and comprehensive loss	$(6,046,643)	$(15,041,504)	$8,994,861	(60)%

Revenue

Revenue was $844 thousand for the nine months ended September 30, 2023, compared to $477 thousand for the nine months ended September 30, 2022. The increase of $367 thousand is primarily related to the extension and expansion of the research collaboration with Regeneron Pharmaceuticals Inc., which is now in its final stages.

Cost of Revenue

Cost of revenue was $215 thousand for the nine months ended September 30, 2023, compared to $160 thousand for the nine months ended September 30, 2022. The increase of $54 thousand is primarily related to higher direct labor costs incurred during the nine months ended September 30, 2023, primarily related to an increase in research activities performed under customer contracts, which had more favorable margins compared with the prior period.

Research and Development Expenses

Research and development expenses were $945 thousand for the nine months ended September 30, 2023, compared to $1.3 million for the nine months ended September 30, 2022. The overall decrease of $305 thousand is primarily related to both lower lab supply expenses and a reduction in personnel costs in the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the nine months ended September 30, 2023, compared to $8.0 million for the nine months ended September 30, 2022. The decrease of $2.2 million is primarily related to higher expenses in connection with the Company’s transition to operating a public company in the nine months ended September 30, 2022. These expenses primarily include decreases of $1.6 million of consulting and public relations fees, $815 thousand of accounting fees, $77 thousand of legal fees, and $133 thousand of recruiting costs. The decrease was partially offset by increases of $605 thousand in non-cash stock compensation fees and $163 thousand of patent fees in the current period. Additionally, there was a $634 thousand expense associated with a tail policy related to the Transaction in the nine months ended September 30, 2022.

Other Income (Expense), Net

For the nine months ended September 30, 2023, total other income, net is comprised of a $109 thousand change in fair value of derivative warrant liabilities, partially offset by $18 thousand of interest expense. For the nine months ended September 30, 2022, total other expense, net was primarily comprised of a $6.6 million expense related to stock issuance costs that exceeded gross proceeds received from the Transaction, $1 million of common stock purchase agreement issuance costs, a $590 thousand loss from payments related to a business email compromise fraud which resulted in a diversion of the Company’s capital to unknown parties which was partially offset by $164 thousand of insurance proceeds for a net loss of $426 thousand, and $13 thousand of interest expense. These expenses were partially offset by a $2.0 million change in fair value of the Company’s derivative warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2023, we generate revenue from research agreements with various biotechnology and pharmaceutical partners. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual licensing and/or commercialization of one or more of our current or future pipeline programs as well as continued successful execution of pharmaceutical research collaborations and subsequent execution of collaboration programs. Our net loss was $6.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $41.0 million. We expect to continue to incur losses for at least the next several years as we continue to develop our SQore™ platform and conduct research and development activities on our pipeline programs. In addition, we expect our expenses to increase as our pipeline programs advance into clinical development and eventual regulatory approval stages. If we obtain marketing approval for any of our pipeline programs, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As of September 30, 2023, the Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Through September 30, 2023, we have funded our operations primarily with proceeds from the issuance of equity instruments and convertible notes.

On January 2, 2023, we entered into the January 2023 PIPE Purchase Agreement with a select group of existing shareholders and members of the Company's board of directors (the “January Purchasers”), pursuant to which the Company issued and sold to the January Purchasers in a private placement (the "January 2023 PIPE") of our securities an aggregate of 2,406,242 units (collectively, the “Units”), each Unit consisting of (i) one share of common stock, and (ii) one warrant (the “January 2023 PIPE Warrants”) to purchase two shares of common stock (the “Warrant Shares”) at an exercise price of $1.23 per Warrant Share, for an aggregate purchase price of approximately $3.6 million, consisting of $1.48 per Unit, inclusive of $0.25 per 2023 January PIPE Warrant. The financing closed on January 4, 2023 (the “January 2023 PIPE”), resulting in net proceeds of $3.2 million, after deducting offering costs of $361 thousand.

On July 31, 2023, we entered into a securities purchase agreement (the “July 2023 PIPE Purchase Agreement,” and the transactions contemplated thereby, the “July 2023 PIPE”) with the July Purchasers, pursuant to which we agreed to issue and sell to the July Purchasers an aggregate of 7,960,867 shares (the “Shares”) of our common stock at a purchase price of $0.51125 per Share and accompanying warrants (the “July 2023 PIPE Warrants”) to purchase up to 19,902,191 Warrant Shares of common stock at an exercise price of $0.6135 per Warrant Share, for an aggregate purchase price of approximately $4.1 million. The July 2023 PIPE Financing took place in two separate closings. The first closing was subject to customary representations and warranties and closing conditions and took place on July 31, 2023 (the “First Closing”), and we sold an aggregate of 4,399,016 Shares and accompanying warrants to purchase up to 10,997,550 Warrant Shares. The second closing included the sale and issuance of an additional 3,561,851 Shares and warrants to purchase up to an additional 8,904,641 Shares (the “Subsequent Closing”). It was conditioned upon, among other customary closing conditions, receipt of stockholder approval of the July 2023 PIPE, which was voted on and approved at the Company’s annual stockholder meeting held on August 31, 2023. The private placement closed on September 11, 2023 upon the receipt of the remaining funds in the Subsequent Closing. The July 2023 PIPE resulted in net proceeds of $3.8 million, after deducting offering costs of $257 thousand.

We will receive the following gross proceeds if the following warrants are exercised for cash: (i) $127.0 million upon the exercise of all of the outstanding Public Warrants and 2020 Private Placement Warrants, (ii) $5.9 million upon the exercise of the outstanding January 2023 PIPE Warrants, (iii) $6.7 million upon the exercise of the July 2023 PIPE Warrants issued in the First Closing, and (iv) $5.5 million upon exercise of the July 2023 PIPE Warrants issued in the Subsequent Closing. However, we will only receive such proceeds if and when the warrant holders exercise such warrants, and we believe the likelihood that holders of the warrants will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. The closing price of Comera common stock on Nasdaq on November 7, 2023 was $0.355, which is $11.145 below the exercise price of the Public Warrants, $0.875 below the exercise price of the January 2023 PIPE Warrants, and $0.255 below the exercise price of the July 2023 PIPE Warrants. If the market price for Comera common stock does not increase from the current level, it is unlikely that any of the warrants will be exercised.

On July 31, 2023 and August 8, 2023, the Company entered into subscription agreements with two third-party vendors pursuant to which it issued and sold a total of 471,791 shares of the Company's common stock to the third-party vendors as partial consideration for services rendered, at a purchase price equal to $0.6135 per share for one vendor and $0.6002 per share for the othe vendor, for an aggregate purchase price of approximately $0.3 million.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, government and other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, pipeline programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or pipeline programs that we would otherwise prefer to develop and market ourselves. Pursuant to the July 2023 PIPE Purchase Agreement, the Company was restricted, for a period of 90 days following the First Closing, from raising any equity or debt capital, unless such restriction was waived by the majority of the July Purchasers, such waiver not to have been unreasonably withheld for offerings deemed to be necessary to regain or maintain compliance with the Nasdaq Listing Rules.

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

We do not believe our cash and cash equivalents, as of September 30, 2023, will be sufficient to fund our operations for the next twelve months from the date of issuance of the condensed consolidated financial statements. We will be required to raise additional capital to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue operations or we may be required to delay, scale back or eliminate some or all of our ongoing research and development efforts and other operations. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth the sources and uses of cash, cash equivalents, and restricted cash for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(4,813,299)	$(7,924,004)
Net cash used in investing activities	(94,009)	(28,607)
Net cash provided by financing activities	4,722,946	4,111,825
Net decrease in cash, cash equivalents and restricted cash	$(184,362)	$(3,840,786)

Operating Activities

The decrease in cash used in operating activities of $3.1 million was due to higher cash outflows in the nine months ended September 30, 2022 as a result of the Transaction and the implementation of cost reduction initiatives in the nine months ended September 30, 2023.

Investing Activities

The increase in cash used in investing activities for the nine months ended September 30, 2023 related to the purchase of property and equipment.

Financing Activities

Financing activities during the nine months ended September 30, 2023 primarily related to $3.9 million of net proceeds received from the July 2023 PIPE, $1.6 million of net proceeds received from the January 2023 PIPE (excluding $1.5 million in proceeds received as advanced deposits on or prior to December 31, 2022) and $288 thousand of net proceeds from vendor subscription agreements. The financing net proceeds were partially offset by $713 thousand of repayments under our insurance premium financing arrangement and $453 thousand related to the convertible preferred stock redemption completed in September 2023.

Financing activities during the nine months ended September 30, 2022 related to $3.3 million of net proceeds received from the Transaction and Maxim Private Placement, $749 thousand of proceeds from the Arena Purchase Agreement, and $660 thousand of cash inflows from the exercise of stock options, partially offset by $605 thousand of repayments under our insurance premium financing arrangement.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, you should consider the risks described in the section of our 2022 Annual Report entitled “Item 1A. Risk Factors.” Other than those listed below, there have been no material changes to such risk factors during the quarter ended September 30, 2023. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. '

We expect that our common stock will be delisted by Nasdaq, which could result in material adverse consequences on the Company and its stockholders.

On October 31, 2023, the Company received notice from The Nasdaq Stock Market LLC that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “bid price requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2) within the 180 calendar day period provided by Rule 5810(c)(3)(A) and that the Company is not eligible for a second 180 day period to regain compliance. The notice letter indicated that the Nasdaq Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on the Nasdaq Capital Market and that the Company should present its views with respect to this additional deficiency in writing no later than November 7, 2023.

As previously disclosed, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market on November 18, 2022 notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). On August 8, 2023, the Nasdaq Hearings Panel granted the Company’s request for the continued listing of its common stock on the Nasdaq Capital Market, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the bid price requirement and the MVLS rule, by no later than November 14, 2023.

The Company does not expect to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b) by November 14, 2023 and, therefore, expects that its securities will be delisted from the Nasdaq Capital Market. If the Company’s securities are delisted from the Nasdaq Capital Market, the Company will continue to be a reporting company under the Securities Exchange Act of 1943, as amended. In addition, the Company expects that its common stock will be traded on one of the three tiered marketplaces of the OTC Markets Group. However, we and our stockholders could face significant material adverse consequences as a result of the Nasdaq delisting, including:

•
a limited availability of market quotations for the Company's securities;
•
reduced liquidity for the Company's securities;
•
a determination that the Company's common stock is a “penny stock,” which will require brokers trading in the Company's common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company's securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 8, 2023, the Company entered into a Subscription Agreement with a third-party vendor pursuant to which it issued and sold a total of 83,305 shares of Common Stock to the third-party vendor as partial consideration for services rendered, at a purchase price equal to $0.6002 per share, for an aggregate purchase price of approximately $0.1 million. These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state law. The Company relied on this exemption from registration based in part on representations made by the vendor, including that such vendor is an “accredited investor,” as defined in Rule 501(a) promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2023, the Company's board of directors appointed Ms. Dorothy J. Clarke as a director, effective immediately. Ms. Clarke will serve as a Class I director until the Company’s 2024 annual meeting of stockholders and until her successor is duly elected or appointed and qualified or her earlier death, resignation, or removal. With the appointment of Ms. Clarke, the Company’s Board has seven members. At this time, Ms. Clarke has not been, and is not currently expected to be, appointed to any committees of the Board.

There are no arrangements or understandings between Ms. Clarke and any other person pursuant to which Ms. Clarke was appointed as a director of the Company. The Board has determined that Ms. Clarke is independent under the applicable rules of The Nasdaq Stock Market LLC.

The Company has not engaged in any transaction, or any currently proposed transaction, in which Ms. Clarke had or will have a direct or indirect material interest that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Ms. Clarke will participate in the standard non-employee director compensation arrangements described under the heading “Director Compensation” contained in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 11, 2023.

The Company has also entered into its standard indemnification agreement with Ms. Clarke, a form of which was filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Company with the SEC on May 25, 2022.

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

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 15, 2022).
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 1, 2023).
10.1

Comera Life Sciences Holdings, Inc. 2022 Equity and Incentive Plan, as amended through August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 1, 2023).

10.2

Securities Purchase Agreement, dated July 31, 2023, by and among the Company and the Purchasers defined therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 1, 2023).

10.3

Registration Rights Agreement dated July 31, 2023, by and among the Company and the Purchasers defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 1, 2023).

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

COMERA LIFE SCIENCES HOLDINGS, INC.

Date:	November 9, 2023	By:	/s/ Jeffrey S. Hackman
Name: Jeffrey S. Hackman
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Michael Campbell
Name: Michael Campbell
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)